Form 10QSB
period 1996-06-30
GOLD CAPITAL CORP /CO/
filed 1996-08-26
CIK 919626

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                         or
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          EXCHANGE ACT

For the transition period from  to

                    Commission file number  0-24610

                      GOLD CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

    COLORADO                                      84-1251798
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)              Identification No.)

           1400 Guinness Tower, 1055 West Hastings Street
                Vancouver, B.C. Canada V6E 2E9
            (Address of principal executive offices)

                      (604) 683-3613
               (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                            Outstanding as of August 14, 1996
Common Stock, $0.0001 par value             5,042,514


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet
June 30, 1996 (unaudited)

ASSETS
CURRENT ASSETS, Cash                                        $6,417

PROPERTY, PLANT AND EQUIPMENT
  Milling, plant and production equipment                7,234,110
  Buildings                                              2,232,963
  Vehicles and trailers, net of depreciation               159,226
  Property development and mineral claim costs           2,678,448
    Subtotal                                            12,304,747

OTHER ASSETS
  Prepaid royalties                                        527,823
  Deposits and organization costs                           54,777
    Subtotal                                               582,600

TOTAL                                                  $12,893,764

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $396,761
  Accounts payable-U.S. Gold Corporation                   142,714
  Accounts payable-MCM Capital Management Corporation       65,000
  Accrued interest-TSVLP                                    70,063
  Note payable-TSVLP, current portion                      758,156
    Subtotal                                             1,432,694

ADVANCES PAYABLE-ROYALSTAR RESOURCES                     1,850,503
NOTE PAYABLE-TSVLP, LONG-TERM                            1,001,920
RECLAMATION RESERVE                                      1,469,900
MINORITY INTEREST IN JOINT VENTURE                       2,435,178
    Subtotal                                             8,190,195

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 5,000,000 shares
    authorized;300,000 shares issued and outstanding         3,000
  Common stock $.0001 par value; 25,000,000 shares
    authorized; 5,042,514 shares issued and outstanding        505
  Additional paid-in capital                             7,690,019
  Deficit accumulated during development stage          (2,989,955)
    Subtotal                                             4,703,569

TOTAL                                                  $12,893,764

See accompanying notes to consolidated financial statements.


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Operations for the Three and Six Month
Periods Ended June 30, 1996 and 1995, and December 10, 1993
(inception) to June 30, 1996 (unaudited)

                                          Three Months Ended
                                    June 30, 1996    June 30, 1995

Costs and expenses:
General and administrative               $168,927         $206,257
Property maintenance                      177,354                0
Write off of mineral claims                     0                0
Interest expense, net                      68,351           59,469

Net loss                                 $414,632         $265,726

Preferred stock dividend                        0                0

Net loss applicable to
common shareholders                      $414,632         $265,726

Net loss per common share                   $0.09            $0.10

Weighted average of common
shares outstanding                      5,042,514        2,796,115


Consolidated Statement of Operations for the Three and Six Month Periods Ended June 30, 1996 and 1995, and December 10, 1993 (inception) to June 30, 1996 (unaudited), continued
                                                         For the
                                                        Period from
                                                       December 10,
                                  Six Months Ended        1993 to
                                June, 30,    June 30,     June 30,
                                  1996         1995         1996

Costs and expenses:
General and administrative     $280,630     $303,265    $1,276,087
Property maintenance            389,426            0       998,850
Write off of mineral claims           0            0       167,077
Interest expense, net           124,709      126,258       547,941

Net loss                       $794,765     $429,523    $2,989,955

Preferred stock dividend              0            0       517,500

Net loss applicable to
common shareholders            $794,765     $429,523    $3,507,455

Net loss per common share         $0.16        $0.18

Weighted average of common
shares outstanding            5,042,514    2,448,027

See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to June 30, 1996 (unaudited)

                                      Common
                               Stock Subscribed    Preferred Stock
                               Shares    Amount    Shares   Amount

December 10, 1993
(Inception)                         -        $0         -       $0

Issuance of stock to
officers for cash,
December 22, 1993,
$.04 per share                      -         -         -        -

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at $10.00
per share                                         300,000     3,000

Common stock
subscribed by officers
and affiliates, $1.00
per share                      200,000      20          -         -

Balance December 31,
1993                           200,000      20    300,000     3,000

Issuance of stock for
cash, $1.00 per share         (200,000)    (20)         -         -

Issuance of stock for
cash, $2.00 per share                -       -          -         -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $2.11 per share               -       -          -         -

Net loss                             -       -          -         -

Balance, December 31,
1994                                 0       0    300,000     3,000

Issuance of stock for
cash, $1.00 per share
(net of issuance cost)               -       -          -         -

Issuance of stock to
short-term lender,
$1.00 per share                      -       -          -         -

Exercise of stock
option for cash, $1.00
per share                            -       -          -         -

Issuance of stock
for legal fees, $1.00
per share                            -       -          -         -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $1.67 per share               -       -          -         -


Net loss

Balance, December 31,                0       0    300,000      3,000
1995

Net loss                             -       -          -          -

Balance, June 30,
1996                                 0      $0   $300,000     $3,000

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to June 30, 1996
(unaudited), continued
                                                             Deficit
                                                            Accumulated
                                                Additional    During
                               Common Stock     Paid-In     Development
                               Shares Amount    Capital        Stage

December 10, 1993
(Inception)                           -    $0         $0              $0

Issuance of stock to
officers for cash,
December 22, 1993,
$.04 per share                  300,000    30     11,970               -

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at $10.00
per share                             -     -  2,997,000               -

Common stock
subscribed by officers
and affiliates, $1.00
per share                             -     -    199,980               -

Balance December 31,
1993                            300,000    30  3,208,950               0

Issuance of stock for
cash, $1.00 per share          1,350,000  135  1,134,285               -

Issuance of stock for
cash, $2.00 per share            248,396   25    483,499               -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $2.11 per share           127,702   13        (13)              -

Net loss                               -    -          -          (556,360)

Balance, December 31,
1994                           2,026,098  203  4,826,721          (556,360)

Issuance of stock for
cash, $1.00 per share
(net of issuance cost)         2,776,100  278  2,770,822                 -

Issuance of stock to
short-term lender,
$1.00 per share                    2,500    -      2,500                 -

Exercise of stock
option for cash, $1.00
per share                         75,000    8     74,992                 -

Issuance of stock
for legal fees, $1.00
per share                         15,000    1     14,999                 -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $1.67 per share           147,816   15        (15)                -

Net loss                               -    -          -        (1,638,830)

Balance, December 31,
1995                           5,042,515  505  7,690,019        (2,195,190)

Net loss                               -    -          -          (794,765)

Balance, June 30,
1996                           5,042,515 $505 $7,690,019       $(2,989,955)

See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Company)
Consolidated Statements of Cash Flows (unaudited)
                                                      For the Period from
                           For the Six Months Ended    December 10, 1993
                           June 30,        June 30,     (inception) to
                            1996            1995         June 30, 1996
Cash flows from
 operating activities:
Interest income                $993            $231            $16,451
Cash paid to suppliers
 and employees             (849,914)       (547,856)        (2,571,431)
Cash used in
 operating activities      (848,921)       (547,625)        (2,554,980)

Cash flows from
 investing activities:
Capital expenditures       (300,096)       (518,951)        (2,196,279)
Sale of Surplus
 Equipment, net                   0          59,000            630,000
Investment in Argentina
 claims                           0         (70,789)          (167,077)
Cash used in
 investing activities      (300,096)       (530,740)        (1,733,356)

Cash flow from
 financing activities:
Net advances from
 Royalstar                1,336,250               0          1,796,653
Funding of bank overdraft         0               0           (138,000)
Cash received from sale
 of common stock                  0       2,771,100          4,676,024
Principal payments on
 note payable              (191,844)       (998,080)        (2,039,924)
Cash provided by
 financing activities     1,144,406       1,773,020          4,294,753

Increase (decrease)
 in cash                     (4,611)        694,655              6,417
Cash, beginning              11,028          36,627                  0
Cash, ending                 $6,417        $731,282             $6,417

Reconciliation of net
 loss to cash used in
 operating activities:
Net loss                  $(794,765)      $(429,523)       $(2,989,955)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
Amortization and
 depreciation                 8,296           1,673             15,795
Interest expense            123,913         125,648            123,913
Increase (decrease) in
 current liabilities
 related to operations      293,533         (20,423)           185,377
(Increase) decrease in
 other assets,long-term    (166,370)       (260,932)          (581,382)
Increase (decrease) in
 liabilities, long-term    (313,528)         35,932            691,272

Net cash used in
operating activities      $(848,921)      $(547,625)       $(2,554,980)

See accompanying notes to consolidated financial statements.


GOLD CAPITAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gold Capital Corporation (the "Company") was incorporated under the laws of the state of Colorado on December 10, 1993 to engage in development of gold mining projects. The Company's activities have been primarily limited to its formation, obtaining financing, acquisition of certain interests in mining properties and management of a mining joint venture.

The balance sheet of the Company as of June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, the cash flows for the six month periods then ended, and period from inception to June 30, 1996, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments consisting only of normal accruals in order to make the financial statements not misleading.

The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's consolidated financial statements of the period ended
December 31, 1995, as these financial statements omit certain information required by generally accepted accounting principles.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B  - CONTINUED OPERATIONS AND RECOVERABILITY OF MINING
          PROPERTIES AND EQUIPMENT

The Company is in the development stage and has not realized any revenues from its planned operations. The Company does not expect any revenues will be derived until a significant amount of additional capital is raised for further development and start-up costs.

The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its acquisition and future development of the mining properties discussed above and in Notes C, D and E, the Company incurred significant obligations and the Company continues to operate with the forbearance of its secured debt holder and joint venture partner related to certain technical events of payment and other defaults under various agreements, which continued forbearance can not be assured. The Company's continued existence and recoverability of mining properties and equipment is dependent upon its ability to raise additional capital or alternative funding, its ability to correct its technical defaults under various agreements, and ultimately achieve profitable operations.

The Company's objective is to arrange additional financings. Presently, the Company is continuing essential operations through unsecured advances from Royalstar Resources Limited ("Royalstar"), a principal shareholder of the Company, and a corporation organized and existing under the laws of Canada with shares publicly traded on the Vancouver Stock Exchange. As of June 30, 1996, the total advances from Royalstar with accrued interest totalled $1,850,503. The balance of advances made by Royalstar as of July 31, 1996 was $1,919,110 including accrued interest. Royalstar has requested and the Company has approved, conversion of the July 31, 1996 balance of $1,919,110 into 1,919,110 shares of common stock (at a conversion price of $1.00 per share). These shares are anticipated to be issued to Royalstar no later than December 31, 1996. Advances accrue interest at a annual rate reflecting the monthly prime rate as reported in the Wall Street Journal. Royalstar has indicated to the Company that it intends to continue to make limited advances to the Company in order to allow the Company to continue essential operations until alternative sources of funding can be secured. In addition, Royalstar has indicated potential interest in funding the Company in amounts adequate to facilitate start-up of the Tonkin Springs operations by equity investment, subject to access by Royalstar to prerequisite funding. The Company and Royalstar have not reached any formal commitments nor understandings related to potential additional equity investments by Royalstar in the Company.

The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; (3) developing its properties to the commercial production stage; and (4) ultimately achieving profitable operations. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

NOTE C-  MINING PROPERTIES

Tonkin Springs:

On December 31, 1993 (the "Closing"), the Company entered into a Purchase and Sale Agreement (Purchase Agreement) with Tonkin Springs Venture Limited Partnership ("TSVLP") whereby the Company acquired a 60% undivided interest in certain properties and obligations of the Project (the "Properties") located in Eureka County, Nevada. At closing the Company and TSVLP entered into the Venture agreement to manage and develop mining operations on the Properties.

The Company acquired its 60% interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note") (see Note E); 300,000 shares of the Company's Series A Preferred Stock ("Preferred Stock") having an assigned value of $3 million (see Note G) and the assumption of 60 percent of a reclamation obligation recorded at $829,900 (see Note D).

As part of the Purchase and Venture Agreements, the Company agreed to fund 100% of the holding, development and administrative costs relating to the Properties up until commencement of commercial production. The Company shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Venture, if any. Expenditures in excess of $6 million will be considered contributions to the Venture. Through June 30, 1996, the Company has incurred approximately $2,983,081 in net Reimbursable Costs.

Until the Company recovers its Reimbursable Costs, the Company will be entitled to receive 84% of net cash flows of the Venture upon commencement of commercial production.

After recovery of such costs, the cash flows will be distributed to the Company based upon its 60% interests in the Venture. In the event that the Company has advanced any portion of TSVLP's funding obligation after commencement of commercial production, the Company shall be entitled to receive 92% of the Venture's net cash flows available for distribution until such advances are recovered by the Company.

As noted above, the Venture Agreement obligates the Company, among other things,to fund all holding costs and capital costs of the Tonkin Springs project until commencement of commercial production, and in addition, the Venture Agreement requires that vendors be paid when invoices are due and that the property be keep free of vendor liens. As of June 30, 1996, the Company is in technical default under the Venture Agreement with specific regard to balances in arrears owed to vendors, and certain unpaid vendors could be eligible to file liens against assets of the Properties. While the Company has not received written notice of default from TSVLP nor is the Company aware of liens being filed on the assets of the Properties by vendors, there can be no assurance that written default notice or liens will not be instituted against the Company or the assets of the Properties. The Security Agreement with TSVLP related to the Secured Debt includes provisions requiring the Company to be in compliance with the Venture Agreement. Therefore, written notice of default or the filing of liens on assets of the Properties could cause events of default under the Security Agreement, as well.

NOTE D-   RECLAMATION OBLIGATION

The Company agreed to assume a proportionate share of certain obligations of TSVLP related to the Properties. Included among these obligations is the estimated cost of the reclamation of the Properties described in Note C. The total cost is currently estimated at approximately $1.47 million, of which the Company's 60% share is approximately $829,900.

The total obligation has been reflected in the accompanying consolidated financial statements of the Company. In order to secure the reclamation of the Properties, the Federal Bureau of Land Management and the State of Nevada have required a $1.3 million bond to be provided before mining operations are commenced. If mining operations at the Properties are commenced, which is the intent of the Venture, the agencies described above may increase the bonding requirement due to changes from the present reclamation plan.

The amount required to be paid by the Company for reclamation of the Properties after mining operations are commenced is not considered to be a reimbursable expenditure under the Venture Agreement described in Note C.

NOTE E- NOTE PAYABLE

At June 30, 1996, the Company has a $1,760,076 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Properties
(Note C). The Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance, with interest payments due at the end of each calendar year. A portion of the March, 1996, and all of the April, May and June monthly Note payments were past due at June 30, 1996. The Company's obligations under the promissory note and certain of the Company's obligations under the Joint Venture agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project.
The Company is continuing operations with the forbearance of TSVLP and although the Company has not received written notice of default from TSVLP, the continued failure to satisfy the terms of the promissory note and the Venture Agreement in the future could, if not cured subsequent to written notice, cause the Company to forfeit its interest in the Project.

The principal balance of $1,760,076 is payable as follows:

      (1) Monthly installments of $50,000 until the Company has raised an aggregate of $4,000,000 in new financing, or until the Note is paid in full.

      (2) Monthly installments of $75,000 subsequent to the Company raising an aggregate of $4,000,000 in new financing, including advances by Royalstar.

The future annual minimum principal payments as of June 30, 1996 are as follows:

     1996         $458,156
     1997          600,000
     1998          600,000
     1999          101,920
         Total  $1,760,076

Note F -   ROYALSTAR ADVANCES

Commencing in the fourth quarter of 1995, the Company required additional funding to maintain its operations and to meet its financial obligations. Royalstar agreed to fund the cash needs of the Company on a limited basis, and the Company, in turn, agreed that such advances would bear interest at an annual rate reflecting the prime rate as published monthly in the Wall Street Journal commencing January 1, 1996, and further the balance of such advances and accrued interest, up to $1,500,000, could be converted at the discretion of Royalstar into common shares of the Company at a price of $1.00 per share or, alternatively, be required to be repaid to Royalstar from subsequent financings, if any. Royalstar has requested and the Company has approved, conversion of the July 31, 1996 advance balance of $1,919,110, including accrued interest, into 1,919,110 shares of common stock at $1.00 per share. These shares are anticipated to be issued to Royalstar no later than December 31, 1996. As of June 30, 1996, the aggregate net amount of the unconverted cash advances plus accrued interest was 1,850,503, and are reflected on the balance sheet as a non-current liability.

Royalstar has also indicated to the Company that Royalstar intends to continue to make limited advances to the Company in order to allow the Company to continue in operations until alternative sources of funding can be secured.
In addition, Royalstar has indicated potential interest in funding the Company in amounts adequate to facilitate start-up of the Tonkin Springs operations by equity investment, subject to access by Royalstar to prerequisite funding. The Company and Royalstar have not reached any formal commitments nor understandings related to potential additional equity investments by Royalstar in the Company.

NOTE G   STOCKHOLDERS' EQUITY

Common Stock:

On March 9, 1995, the Company commenced sale of up to 600,000 shares of common stock at a price of $1.00 per share under a private placement offering limited to accredited investors. The shares were offered pursuant to an exemption from the registration requirements imposed by the Securities Act of 1933, as amended ("1933 Act"), and applicable state security laws, and accordingly, may not be resold without registration or an exemption from such registration. The Company has agreed to register the shares included in this private placement offering with other shares issued or issuable in the various transactions entered into effective June 22, 1995, as discussed further below. Through the termination date of this offering, May 8, 1995, the Company sold a total of 576,100 shares and received gross proceed of $576,100 thereunder.

On April 13, 1995, the Company entered into an option agreement with Royalstar whereby Royalstar purchased, effective June 22, 1995, 2,200,000 shares of common stock of the Company for an aggregate of $2.2 million (the "Option.") Concurrent with the Option, Royalstar purchased 300,000 shares of common stock of the Company under the March 9, 1995 private placement offering discussed above. Effective June 22, 1995, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar pursuant to the terms of the Option. This private placement was completed pursuant to Regulation D of the Securities Act of 1933, as amended, and the shares sold in the transaction were "restricted" within the meaning of the 1933 Act and bore a restrictive legend. However, the Company undertook to register the shares of common stock sold to Royalstar. The price per share received by the Company in the offering was determined in the Option agreement of April 13, 1995 which price represented a discount from the trading price of the Company's common stock at that time. This transaction resulted in a change in control of the Company whereby Royalstar acquired voting control of the Company.
Upon the issuance of the 1,919,110 shares to Royalstar no later than December 31, 1996 (see Note F), Royalstar would then own an aggregate of 4,419,110 shares of common stock, representing approximately 63.5% of the presently issued and outstanding voting stock plus the 1,919,110 shares anticipate to be issued to Royalstar for conversion of advances. Pending issuance of any additional stock, this provides Royalstar effective control of the Company. In addition, Royalstar may also vote additional shares pursuant to a Shareholder's Agreement with TSVLP discussed below.

Preferred Stock:

As discussed in Note C, the Company issued 300,000 shares of Series A Preferred Stock having an assigned value of $10 per share, or $3 million, to TSVLP as part of the purchase price of its 60 percent interest in the
Properties.   The Series A Preferred Stock called for cumulative preferred dividends of 9% per annum payable annually in cash or, at the discretion of the Company, in common stock of the Company (based upon the average stock price for the prior year), and, as noted below, the mandatory dividends stopped accruing effective November 30, 1995. The Company has issued an aggregate of 275,518 shares of unregistered common stock in satisfaction of the 1995 and 1994 preferred stock dividend of aggregate $517,500. In conjunction with the Royalstar private placement effective June 22, 1995, TSVLP agreed to convert its 300,000 shares of Preferred Stock issued by the Company into 1,500,000 shares of common stock of the Company subsequent to November 30, 1995.

Mandatory dividends on the Preferred Stock ceased to accrue as of November 30, 1995. The Company has granted to TSVLP a one time registration right for all shares of Common Stock then owned by TSVLP at the time of the request for registration.

NOTE H    Related Party Transactions

The Company has an agreement to pay $10,000 per month with a related party, MCM Capital Management, Inc. (MCM), for secretarial and management services for the Company in Colorado Springs, Colorado, as well as out-of-pocket expenses incurred by MCM on behalf of the Company. MCM is a stockholder and has certain common directors with the Company. As of June 30, 1996, the Company has accrued $65,000 in payments in arrears under the MCM contract. The contract expires by its term effective July 31, 1996, unless mutually extended by the parties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Plan of Operation

Subject to obtaining the necessary future funding, and obtaining necessary permits in a timely manner, the Company anticipates commencement of operations at the Tonkin Springs Project within approximately six months after funding is secured. Pre-operating activities are anticipated to be accelerated upon the Company obtaining the additional funding.

The Company's plan of operation for the Project entails significant expenditures before commencement of gold production and receipt of revenue. Engineering, construction, holding and start-up costs are currently projected at approximately $8.5 million. The most significant of these pre-operating costs are construction of the bio-heap leach pad to process sulfide ore and acquisition of ancillary machinery and equipment.
Additional pre-production expenses include acquisition and installation of portable crushing equipment and necessary plant modification, as well as consulting fees for engineering and amendment to various permits necessary to operate the Project. An independent consultant has been retained to assist the Company regarding permitting. All of these expenses will need to be paid from the proceeds of future financings. Various permits must be in place from various state and Federal agencies before mining can commence. Although many of these permits are current, some of the more important require amending prior to commencement of operation. In August, 1995 the Company received the necessary permits and authorizations to construct the bio-heap pad. Management does not presently anticipate any special obstacles to issuance of any of these permits.

During 1996, the Company retained Behre Dolbear & Company, Inc., international consultants to the mining industry, to perform a technical audit of the feasibility study for the Tonkin Springs Project incorporating the initial 5 year plan of operations. The scope of the technical audit included i) a site visit by a three man Behre Dolbear team; ii) review of a series of documents detailing ore reserves and costs, the design and description of the processing facilities, the status of environmental permitting, and preliminary financial evaluation of the project; and iii) discussions with the consultants who had produced the above documents. The feasibility study incorporated estimates, projections and assumptions related to various items including ore grade, gold recovery rates and operating and capital costs. Actual results could differ from those estimates, projections and assumptions. The audit was completed in April, 1996, and the Conclusion/Recommendation section of the Executive Summary of the report estimates that the project, "on a 100 percent basis and pre-tax, has strong economics and a quick payback of capital." Subject to the assumptions contained in the report, the Behre Dolbear audit projected average cash operating costs for the initial 5 years of operations at $243.43 per ounce of gold and indicates that the project economics and technical factors indicate the project should proceed to commercial production. Actual results, however, could differ from these projections.

The feasibility study included an updated estimate of gold ore reserves as summarized below by operating processes:
                                                      Strip      Contained
                                     Ore Tons  Grade  Ratio       Ounces
                                     (000's)   (OPT)

     Sulfide Milling                 2,568      0.102              260,900
     Sulfide Heap Leaching           3,575      0.045              160,700
     Oxide Heap Leaching             3,690      0.036              132,100
       Total                         9,833      0.056    2.84      553,700

Liquidity and Capital Resources

At June 30, 1996, the Company had negative working capital of approximately $1,426,277, consisting of current assets of $6,417 and current liabilities of $1,432,694. A significant component of the Company's current liabilities is the Company's promissory note to TSVLP which was issued in connection with the Company's acquisition of its interest in the Tonkin Springs Project on
December 31, 1993.    Minimum principal payments required under the
promissory note during the next twelve months total $758,156. The Company is over 3 months in arrears in minimum note payments under the promissory note, however, the Company has not received written notice of default concerning payments in arrears.

The Venture Agreement obligates the Company to fund all holding costs and capital costs of the Tonkin Springs project until commencement of commercial production, and in addition, the Venture Agreement requires that vendor payables be paid when due and that the assets of the property be keep free of other liens. As of June 30, 1996, the Company is in technical default under the Venture Agreement with specific regard to past due payments to certain vendors, and certain unpaid vendors could be eligible to file liens against assets of the property.

The Company's obligations under the promissory note and certain of the Company's obligations under the Venture Agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project. While the Company has not received written notice of default under the Venture Agreement nor the Security Agreement from TSVLP, nor is the Company aware of any liens being filed on the Tonkin Springs by vendors of the joint venture, the continued failure of the Company to comply with the terms and conditions of its contractual obligations could subject the Company to potential exposures, including possible forfeiture of its interest in the Project.

Presently, the Company is continuing essential operations through unsecured advances from Royalstar (the "Advances"). As of July 31, 1996, the balalnce of such Advances plus accrued interest were $1,919,110. Royalstar has requested and the Company has approved, conversion of the July 31, 1996 balance of $1,919,110, including accrued interests, into 1,919,110 shares of common stock of the Company at a conversion price of $1.00 per share. These shares are anticipated to be issued to Royalstar no later than December 31, 1996. As of June 30, 1996, the balance of advances plus accrued interest were $1,850,503. These advances bear interest at prime. Royalstar has indicated to the Company that Royalstar intends to continue to make advances to the Company on a limited basis in order to allow the Company to continue in operations until alternative sources of funding can be secured. In addition, Royalstar has indicated potential interest in funding the Company in amounts adequate to facilitate start-up of the Tonkin Springs operations by equity investment, subject to access by Royalstar to prerequisite funding. In early August, 1996, the Company commenced construction work on the
bio-heap pad.   The Company and Royalstar have not reached any formal
commitments nor understandings related to potential additional equity investments by Royalstar in the Company. However, there can be no assurance that such funding will be received.

Other than the Royalstar advances, discussed above, the Company has not to date secured the necessary funding required to meet its current obligations nor to provide for development costs associated with future obligations and operations relating to the Venture and other corporate objectives. In order to pursue its plan of operation, the Company will require additional working capital significantly in excess of current resources. The Company requires approximately $8.5 million, primarily to construct the bio-heap leach pad and otherwise prepare to commence mining and processing of mineralized material and arranging for reclamation bonding.

In addition to start-up and other capital costs associated with recommencement of operations at the Project, the Company will require capital for ongoing operating expenses, debt service, and general and administrative expenses. Total capital required including recommencement of operations at the Project, acquisition debt repayment and working capital
needs total approximately $9 million.   The ability of the Company to
continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely;
(3) developing its properties to the commercial production stage;
and (4) ultimately achieving profitable operations. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

In order to address these uncertainties and implement the Company's business plan, management has focused considerable time and effort in investigating sources of additional capital. During the latter half of 1995 and first half of 1996, representatives of the Company met with various financing sources to discuss proposed commencement of operations at the Tonkin Springs Project. Potential financing sources include investment banking firms,institutional lenders, industry participants and private individuals. Although the response to the Company's inquiries have been generally favorable, no specific arrangements for financing have been concluded to date. The
Company believes that the Behre Dolbear audit in early 1996 will facilitate efforts to obtain additional financing. However, there can be no assurance that such financing can be obtained.

Under the Mining Venture Agreement, the Company is responsible for funding all holding, administrative, development and other costs associated with the Venture until commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6 million, from a preferential distribution of net cash flows from the Project (the "Recoupable Costs"), entitling the Company to receive 84% of net cash flows, if any, of the Venture. Through June 30, 1996, the Company has advanced approximately $2,983,081 of net Recoupable Costs to the Venture. After recovery of Recoupable Costs, the cash flows will be distributed to the Company and TSVLP in proportion to their interests in the Venture. In the event that the Company has advanced any portion of TSVLP's funding obligation after commencement of commercial production, the Company shall be entitled to receive 92% of the net cash flows available for distribution until such advances are recovered by the Company.

The Company's only current sources of capital are cash on hand, and advances from Royalstar as discussed above, as well as other possible equity offerings, short-term and/or project debt financings, as well as anticipated cash from future operations and possible receipt of proceeds from the exercise of the Company's options and warrants.

Results of Operations

For the six month period ended June 30, 1996, the Company recorded a net loss of $794,765 or $(0.16) per share, compared to a net loss of $429,523 or $0.18 per share for the corresponding six month period of 1995. The Company had no operating revenues as the Tonkin Springs Properties are not in production. General and administrative expenses totaled $280,630 for the 1996 period compared with $303,265 in 1995, reflecting lower costs associated with home office overhead and investor relations activities. Interest expense for the 1996 period totaled $125,702, including $71,853 related to the TSVLP Promissory Note and $53,850 for the Royalstar Advances, compared to 126,258 in 1995 primarily representing interest on the Promissory Note. During the fourth quarter of 1995, the Company recognized $609,424 in property maintenance costs at the Tonkin Springs Project for all of 1995 since the project was in development upon the feasibility study completed in January, 1995. During the six months ended June 30, 1996, $389,426 in property maintenance costs at the Tonkin Springs Project were expensed. Since inception (December 10, 1993), the Company has incurred $2,989,955 in losses.

For the three month period ended June 30, 1996, the Company incurred a net loss of $414,632 or $0.09 per share, while in the corresponding period of 1995, the net loss totalled $265,726 or $0.10 per share. The 1996 period included property maintenance costs of $177,354.

The Company was also credited with approximately $449,523 of Tonkin Springs net Recoupable Costs for the six months ended June 30, 1996 bringing the balance of net Recoupable Costs total approximately $2,983,081 as of that date. The Company anticipates that it will continue to incur losses until such time, if ever, that it obtains sufficient working capital to commence operations of the Tonkin Springs Properties. Net cash used in operations amounted to $848,921 for the six month period ended June 30, 1996, compared to $547,625 for the same period of 1995, reflecting primarily, increased activities at the Tonkin Springs Project offset, in part, by lower amounts of corporate overhead.

Other

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of various risks and uncertainties. This report should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995.


                                    PART II

1.     No report required.
2.     No report required.
3.     No report required.
4.     No report required.
5.     No report required.
6.a    Exhibit 11 - Statement of Computation of Weighted Average
        Shares Outstanding.
6.b    Reports on Form 8-K.  None.

                                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD CAPITAL CORPORATION



August 14, 1996           By /s/ John Young
                          John Young, President, Chief Executive Officer and
                          Chief Financial Officer