Form 10QSB
period 1996-09-30
GOLD CAPITAL CORP /CO/
filed 1996-11-15
CIK 919626

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                         or
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
Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                            Outstanding as of November 11, 1996
Common Stock, $0.0001 par value             6,961,624


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet
September 30, 1996 (unaudited)

ASSETS
CURRENT ASSETS, Cash                                        $7,338

PROPERTY, PLANT AND EQUIPMENT
  Milling, plant and production equipment                7,234,110
  Buildings                                              2,232,963
  Vehicles and trailers, net of depreciation               155,671
  Property development and mineral claim costs           2,916,620
    Subtotal                                            12,539,364

OTHER ASSETS
  Prepaid royalties                                        527,823
  Deposits and organization costs                           53,752
    Subtotal                                               581,575

TOTAL                                                  $13,128,277

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $350,165
  Accounts payable-U.S. Gold Corporation                   191,849
  Accounts payable-MCM Capital Management Corporation       95,000
  Accrued interest-TSVLP                                   101,192
  Note payable-TSVLP, current portion                      668,156
    Subtotal                                             1,406,362

ADVANCES PAYABLE-ROYALSTAR RESOURCES                       813,217
NOTE PAYABLE-TSVLP, LONG-TERM                              851,920
RECLAMATION RESERVE                                      1,469,900
MINORITY INTEREST IN JOINT VENTURE                       2,435,176
    Subtotal                                             6,976,577

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value; 5,000,000 shares
    authorized;300,000 shares issued and outstanding         3,000
  Common stock $.0001 par value; 25,000,000 shares
    authorized; 6,961,624 shares issued and outstanding        697
  Additional paid-in capital                             9,608,937
  Deficit accumulated during development stage          (3,460,933)
    Subtotal                                             6,151,701

TOTAL                                                  $13,128,277

See accompanying notes to consolidated financial statements.


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Operations for the Three and Nine Month
Periods Ended September 30, 1996 and 1995, and December 10, 1993
(inception) to September 30, 1996 (unaudited)

                                          Three Months Ended
                                             September 30,
                                          1996              1995

Costs and expenses:
General and administrative               $116,140         $159,164
Property maintenance                      297,773                0
Write off of mineral claims                     0          167,077
Interest expense, net                      57,065           40,819

Net loss                                 $470,978         $367,060

Preferred stock dividend                        0                0

Net loss applicable to
common shareholders                      $470,978         $367,060

Net loss per common share                   $0.09            $0.08

Weighted average of common
shares outstanding                      5,277,072        4,857,198


Consolidated Statement of Operations for the Three and Nine Month Periods Ended September 30, 1996 and 1995, and December 10, 1993 (inception) to September 30, 1996 (unaudited), continued
                                                         For the
                                                        Period from
                                                       December 10,
                                 Nine Months Ended        1993 to
                                   September, 30,      September 30,
                                  1996         1995         1996

Costs and expenses:
General and administrative     $396,770     $462,429    $1,392,227
Property maintenance            687,199            0     1,296,623
Write off of mineral claims           0      167,077       167,077
Interest expense, net           181,774      166,215       605,006

Net loss                     $1,265,743     $795,721    $3,460,933

Preferred stock dividend              0            0       517,500

Net loss applicable to
common shareholders          $1,265,743     $795,721    $3,978,433

Net loss per common share         $0.25        $0.24

Weighted average of common
shares outstanding            5,121,283    3,264,186

See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to September 30, 1996 (unaudited)

                                      Common
                               Stock Subscribed    Preferred Stock
                               Shares    Amount    Shares   Amount

December 10, 1993
(Inception)                         -        $0         -       $0

Issuance of stock to
officers for cash,
December 22, 1993,
$.04 per share                      -         -         -        -

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at $10.00
per share                                         300,000     3,000

Common stock
subscribed by officers
and affiliates, $1.00
per share                      200,000      20          -         -

Balance December 31,
1993                           200,000      20    300,000     3,000

Issuance of stock for
cash, $1.00 per share         (200,000)    (20)         -         -

Issuance of stock for
cash, $2.00 per share                -       -          -         -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $2.11 per share               -       -          -         -

Net loss                             -       -          -         -

Balance, December 31,
1994                                 0       0    300,000     3,000

Issuance of stock for
cash, $1.00 per share
(net of issuance cost)               -       -          -         -

Issuance of stock to
short-term lender,
$1.00 per share                      -       -          -         -

Exercise of stock
option for cash, $1.00
per share                            -       -          -         -

Issuance of stock
for legal fees, $1.00
per share                            -       -          -         -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $1.67 per share               -       -          -         -


Net loss

Balance, December 31,                0       0    300,000      3,000
1995

Issuance of stock for
conversion of cash
advances, $1.00 per share            -       -          -          -

Net loss                             -       -          -          -

Balance, September
30, 1996                             0      $0    300,000     $3,000

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to September 30, 1996
(unaudited), continued
                                                             Deficit
                                                            Accumulated
                                                Additional    During
                               Common Stock     Paid-In     Development
                               Shares Amount    Capital        Stage

December 10, 1993
(Inception)                           -    $0         $0              $0

Issuance of stock to
officers for cash,
December 22, 1993,
$.04 per share                  300,000    30     11,970               -

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at $10.00
per share                             -     -  2,997,000               -

Common stock
subscribed by officers
and affiliates, $1.00
per share                             -     -    199,980               -

Balance December 31,
1993                            300,000    30  3,208,950               0

Issuance of stock for
cash, $1.00 per share          1,350,000  135  1,134,285               -

Issuance of stock for
cash, $2.00 per share            248,396   25    483,499               -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $2.11 per share           127,702   13        (13)              -

Net loss                               -    -          -          (556,360)

Balance, December 31,
1994                           2,026,098  203  4,826,721          (556,360)

Issuance of stock for
cash, $1.00 per share
(net of issuance cost)         2,776,100  278  2,770,822                 -

Issuance of stock to
short-term lender,
$1.00 per share                    2,500    -      2,500                 -

Exercise of stock
option for cash, $1.00
per share                         75,000    8     74,992                 -

Issuance of stock
for legal fees, $1.00
per share                         15,000    1     14,999                 -

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $1.67 per share           147,816   15        (15)                -

Net loss                               -    -          -        (1,638,830)

Balance, December 31,
1995                           5,042,515  505  7,690,019        (2,195,190)

Issuance of stock for
conversion of cash
advances, $1.00 per share      1,919,110  192  1,918,918                 -

Net loss                               -    -          -        (1,265,743)

Balance, September
30, 1996                       6,961,624 $697 $9,608,937       $(3,460,933)

See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Company)
Consolidated Statements of Cash Flows (unaudited)
                                                      For the Period from
                           For the Nine Months Ended    December 10, 1993
                                September 30,            (inception) to
                            1996            1995        September 30, 1996
Cash flows from
 operating activities:
Interest income              $1,420            $338            $16,878
Cash paid to suppliers
 and employees           (1,360,923)       (980,497)        (2,955,241)
Cash used in
 operating activities    (1,305,503)       (980,159)        (2,938,363)

Cash flows from
 investing activities:
Capital expenditures       (538,268)       (903,434)        (2,434,451)
Sale of Surplus
 Equipment, net                   0         630,000            630,000
Investment in Argentina
 claims                           0         (70,789)          (167,077)
Cash used in
 investing activities      (538,268)       (344,223)        (1,971,528)

Cash flow from
 financing activities:
Net advances from
 Royalstar                2,271,925               0          2,659,129
Funding of bank overdraft         0               0           (138,000)
Cash received from sale
 of common stock                  0       2,846,100          4,676,024
Principal payments on
 note payable              (431,844)     (1,148,080)        (2,279,924)
Cash provided by
 financing activities     1,840,081       1,698,020          4,917,229

Increase (decrease)
 in cash                     (3,690)        373,638              7,338
Cash, beginning              11,028          36,627                  0
Cash, ending                 $7,338        $410,265             $7,338

Reconciliation of net
 loss to cash used in
 operating activities:
Net loss                $(1,265,743)      $(795,721)       $(3,460,933)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
Amortization and
 depreciation                11,851           9,919             19,350
Interest expense            181,744         166,553            611,475
Write-off of investment
 in mineral claims                -         167,077             70,789
Increase (decrease) in
 current liabilities
 related to operations      217,917         (11,007)           383,409
(Increase) decrease in
 other assets,long-term    (173,981)        (79,903)          (745,564)
Increase (decrease) in
 liabilities, long-term    (277,291)        (437,077)           183,111

Net cash used in
operating activities    $(1,305,503)       $(980,159)       $(2,938,363)

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

The balance sheet of the Company as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the cash flows for the nine month periods then ended, and period from inception to September 30, 1996, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments consisting only of normal accruals in order to make the financial statements not misleading.

The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full years. These financial statements should be read in conjunction with the Company's consolidated financial statements of the period ended December 31, 1995, as these financial statements omit certain information required by generally accepted accounting principles.

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

The Company's objective is to arrange additional financings. Presently, the Company is continuing essential operations through unsecured advances from Royalstar Resources Limited ("Royalstar"), a principal shareholder of the Company, and a corporation organized and existing under the laws of Canada with shares publicly traded on the Vancouver Stock Exchange. During the three months ended September 30, 1996, Royalstar converted and aggregate of $1,919,110 in advances and accrued interest into 1,919,110 common shares at $1.00 per share. As of September 30, 1996, the balance of unconverted advances from Royalstar with accrued interest totals $813,218. Advances accrue interest at a annual rate reflecting the monthly prime rate as reported in the Wall Street Journal. Royalstar has indicated to the Company that it intends to continue to make limited advances to the Company in order to allow the Company to continue essential operations until alternative sources of funding can be secured.

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

As part of the Purchase and Venture Agreements, the Company agreed to fund 100% of the holding, development and administrative costs relating to the Properties up until commencement of commercial production. The Company shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Venture, if any. Expenditures in excess of $6 million will be considered contributions to the Venture. Through September 30, 1996, the Company has incurred approximately $3,538,000 in net Reimbursable Costs.

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

As noted above, the Venture Agreement obligates the Company, among other things, to fund all holding costs and capital costs of the Tonkin Springs project until commencement of commercial production, and in addition, the Venture Agreement requires that vendors be paid when invoices are due and that the property be keep free of vendor liens. As of September 30, 1996, the Company is in technical default under the Venture Agreement with specific regard to balances in arrears owed to vendors, and certain unpaid vendors could be eligible to file liens against assets of the Properties. While the Company has not received written notice of default from TSVLP nor is the Company aware of liens being filed on the assets of the Properties by vendors, there can be no assurance that written default notice or liens will not be instituted against the Company or the assets of the Properties. The Security Agreement with TSVLP related to the Secured Debt includes provisions requiring the Company to be in compliance with the Venture Agreement. Therefore, written notice of default or the filing of liens on assets of the Properties could cause events of default under the Security Agreement, as well.

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

NOTE E- NOTE PAYABLE

At September 30, 1996, the Company has a $1,520,076 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Properties (Note C). The Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance, with interest payments due at the end of each calendar year. A portion of the August, 1996, and all of the September, 1996 monthly Note payments were past due at September 30, 1996. The Company's obligations under the promissory note and certain of the Company's obligations under the Joint Venture agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project.
The Company is continuing operations with the forbearance of TSVLP and although the Company has not received written notice of default from TSVLP, the continued failure to satisfy the terms of the promissory note and the Venture Agreement in the future could, if not cured subsequent to written notice, cause the Company to forfeit its interest in the Project.

The principal balance of $1,520,076 is payable as follows:

      (1) Monthly installments of $50,000 until the Company has raised an aggregate of $4,000,000 in new financing, or until the Note is paid in full.

      (2) Monthly installments of $75,000 subsequent to the Company raising an aggregate of $4,000,000 in new financing, including advances by Royalstar.

The future annual minimum principal payments as of September 30, 1996 are as follows:

     1996         $218,156
     1997          600,000
     1998          600,000
     1999          101,920
         Total  $1,520,076

Note F -   ROYALSTAR ADVANCES

Commencing in the fourth quarter of 1995, the Company required additional funding to maintain its operations and to meet its financial obligations. Royalstar agreed to fund the cash needs of the Company on a limited basis, and the Company, in turn, agreed that such advances would bear interest at an annual rate reflecting the prime rate as published monthly in the Wall
Street Journal commencing January 1, 1996, and further the balance of such advances and accrued interest, up to $1,500,000, could be converted at the discretion of Royalstar into common shares of the Company at a price of $1.00 per share or, alternatively, be required to be repaid to Royalstar from subsequent financings, if any. Effective September 19, 1996, Royalstar converted an aggregate $1,711,653 in advances plus accrued interest of $207,457 into 1,919,110 shares of common stock at $1.00 per share. As of Septemer 30, 1996, the aggregate net amount of the unconverted cash advances plus accrued interest was $813,218, and is reflected on the balance sheet as a non-current liability. Royalstar has also indicated to the Company that Royalstar intends to continue to make limited advances to the Company in order to allow the Company to continue in operations until alternative sources of funding can be secured.

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

On April 13, 1995, the Company entered into an option agreement with Royalstar whereby Royalstar purchased, effective June 22, 1995, 2,200,000 shares of common stock of the Company for an aggregate of $2.2 million (the "Option.")
Concurrent with the Option, Royalstar purchased 300,000 shares of common stock of the Company under the March 9, 1995 private placement offering discussed above. Effective June 22, 1995, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar pursuant to the terms of the Option. This private placement was completed pursuant to Regulation D of the Securities Act of 1933, as amended, and the shares sold in the transaction were "restricted" within the meaning of the 1933 Act and bore a restrictive legend. However, the Company undertook to register the shares of common stock sold to Royalstar. The price per share received by the Company in the offering was determined in the Option agreement of April 13, 1995 which price represented a discount from the trading price of the Company's common stock at that time. This transaction resulted in a change in control of the Company whereby Royalstar acquired voting control of the Company.
With the issuance of shares to Royalstar effective September 19, 1996 (see Note
F), Royalstar owns an aggregate of 4,419,110 shares of common stock, representing approximately 63.5% of the presently issued and outstanding voting stock. Pending issuance of any additional stock, this provides Royalstar effective control of the Company. In addition, Royalstar may also vote additional shares pursuant to a Shareholder's Agreement with TSVLP discussed below.

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

NOTE H    Related Party Transactions

The Company has an agreement to pay $10,000 per month with a related party, MCM Capital Management, Inc. (MCM), for secretarial and management services for the Company in Colorado Springs, Colorado, as well as out-of-pocket expenses incurred by MCM on behalf of the Company. MCM is a stockholder and has certain common directors with the Company. As of September 30, 1996, the Company has accrued $95,000 in payments in arrears under the MCM contract. The contract expires by its term effective December 31, 1996, unless mutually extended by the parties.

The Company has a month-to-month agreement with U.S. Gold Corporation, the parent of TSVLP, to provide the Company office space in Denver, Colorado, along with staff support for accounting activities and certain permitting and other aspects of the Tonkin Springs project. During the nine months ended September 30, 1996, the Company has paid or accrued an aggregate of $160,942 pursuant to this arrangement.

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

The Company's plan of operation for the Project entails significant expenditures before commencement of gold production and receipt of revenue. Engineering, construction, holding and start-up costs are currently projected at approximately $8.5 million. The most significant of these pre-operating costs are construction of the bio-heap leach pad to process sulfide ore and acquisition of ancillary machinery and equipment.
Additional pre-production expenses include acquisition and installation of portable crushing equipment and necessary plant modification, as well as consulting fees for engineering and amendment to various permits necessary to operate the Project. An independent consultant has been retained to assist the Company regarding permitting. All of these expenses will need to be paid from the proceeds of future financings. Various permits must be in place from various state and Federal agencies before mining can commence. Although many of these permits are current, some of the more important require amending prior to commencement of operation. In August, 1995 the Company received the necessary permits and authorizations to construct the bio-heap pad. In August, 1996, the Company commenced construction work on the bio-heap pad. Management does not presently anticipate any special obstacles to issuance of any of these permits.

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

Liquidity and Capital Resources

At September 30, 1996, the Company had negative working capital of approximately $1,399,024, consisting of current assets of $7,338 and current liabilities of $1,406,362. A significant component of the Company's current liabilities is the Company's promissory note to TSVLP which was issued in connection with the Company's acquisition of its interest in the Tonkin Springs
Project on December 31, 1993.    Minimum principal payments required under the
promissory note during the next twelve months total $668,156. The Company is over one month in arrears in minimum note payments under the promissory note, however, the Company has not received written notice of default concerning payments in arrears.

The Venture Agreement obligates the Company to fund all holding costs and capital costs of the Tonkin Springs project until commencement of commercial production, and in addition, the Venture Agreement requires that vendor payables be paid when due and that the assets of the property be keep free of other liens. As of September 30, 1996, the Company is in technical default under the Venture Agreement with specific regard to past due payments to certain vendors, and certain unpaid vendors could be eligible to file liens against assets of the property.

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

Presently, the Company is continuing essential operations through unsecured advances from Royalstar (the "Advances"). In September, 1996, Royalstar converted an aggregate of $1,919,110 in such Advances into 1,919,110 shares of common stock at a conversion price of $1.00 per share. As of September 30, 1996, the balalnce of unconverted additional Advances plus accrued interest totals $813,218. These advances bear interest at prime. Royalstar has indicated to the Company that Royalstar intends to continue to make advances to the Company on a limited basis in order to allow the Company to continue in operations until alternative sources of funding can be secured. However, there can be no assurance that Royalstar will be able to continue to fund the Company's operations nor that other sources of funding will be available in a timely manner.

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

In order to address these uncertainties and implement the Company's business plan, management has focused considerable time and effort in investigating sources of additional capital. During the latter half of 1995 and first nine months of 1996, representatives of the Company met with various financing sources to discuss proposed commencement of operations at the Tonkin Springs Project. Potential financing sources include investment banking firms, institutional lenders, industry participants and private individuals. To that end, the Company is currently negotiating with an investment firm and private investors with a view to raising equity and debt financing. However, no specific arrangment for financing have been finalized to date. The Company believes that the Behre Dolbear audit in early 1996 will facilitate efforts to obtain additional financing. However, there can be no assurance that such financing can be obtained.

Under the Mining Venture Agreement, the Company is responsible for funding all holding, administrative, development and other costs associated with the Venture until commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6 million, from a preferential distribution of net cash flows from the Project (the "Recoupable Costs"), entitling the Company to receive 84% of net cash flows, if any, of the Venture. Through September 30, 1996, the Company has advanced approximately $3,538,000 of net Recoupable Costs to the Venture. After recovery of Recoupable Costs, the cash flows will be distributed to the Company and TSVLP in proportion to their interests in the Venture. In the event that the Company has advanced any portion of TSVLP's funding obligation after commencement of commercial production, the Company shall be entitled to receive 92% of the net cash flows available for distribution until such advances are recovered by the Company.

The Company's only current sources of capital are cash on hand, and advances from Royalstar as discussed above, as well as other possible equity offerings, short-term and/or project debt financings, as well as anticipated cash from future operations and possible receipt of proceeds from the exercise of the Company's options and warrants.

Results of Operations

For the nine month period ended September 30, 1996, the Company recorded a net loss of $1,265,743 or $(0.25) per share, compared to a net loss of $795,721 or $0.24 per share for the corresponding nine month period of 1995. The Company had no operating revenues as the Tonkin Springs Properties are not in production. General and administrative expenses totaled $396,770 for the 1996 period compared with $462,429 in 1995, reflecting lower costs associated with home office overhead and investor relations activities. Interest expense for the 1996 period totaled $181,774, including $109,953 related to the TSVLP Promissory Note and $73,238 for the Royalstar Advances, compared to $166,215 in 1995 primarily representing interest on the Promissory Note. During the fourth quarter of 1995, the Company recognized $609,424 in property maintenance costs at the Tonkin Springs Project for all of 1995 since the project was in development upon the feasibility study completed in January, 1995. During the nine months ended September 30, 1996, $687,199 in property maintenance costs at the Tonkin Springs Project were expensed. Since inception (December 10, 1993), the Company has incurred $3,460,433 in losses.

For the three month period ended September 30, 1996, the Company incurred a net loss of $470,978 or $0.09 per share, while in the corresponding period of 1995, the net loss totalled $367,060 or $0.08 per share. The 1996 period included property maintenance costs of $297,773.

The Company was also credited with approximately $1,004,400 of Tonkin Springs net Recoupable Costs for the nine months ended September 30, 1996 bringing the balance of net Recoupable Costs total approximately $3,538,000 as of that date. The Company anticipates that it will continue to incur losses until such time, if ever, that it obtains sufficient working capital to commence operations of the Tonkin Springs Properties. Net cash used in operations amounted to $1,305,503 for the nine month period ended September 30, 1996, compared to $980,159 for the same period of 1995, reflecting primarily, increased activities at the Tonkin Springs Project offset, in part, by lower amounts of corporate overhead.

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

Except for the historical information contained herein, the statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of factors including the financial markets for equity or debt, governmental authorizations related to operations, gold price, ore grades, metallurgical recovery, operating costs, and market flucturations, as well as other risks and uncertainties. This report should be read in conjunction with the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995.


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

GOLD CAPITAL CORPORATION



November 12, 1996           By /s/ John Young
                          John Young, President, Chief Executive Officer and Chief Financial Officer