Form 10KSB
period 1996-12-31
GOLD CAPITAL CORP /CO/
filed 1997-04-15
CIK 919626

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]
         For the transition period from ________ to __________

         Commission file number      0-24610

                            GOLD CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                          84-1251798
 ------------------------------                         -----------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
 ----------------------------------------------------------        -----
      (Address of principal executive office)                     (Zip Code)

                    Issuer's telephone number (719) 260-8509
                                              ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
     Title of each class                         Name of each exchange on which
                                                        registered
           None                                              N/A
     --------------------                             -------------------


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                         -------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for, such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
Check if there is no disclosure of delinquent filers pursuant to Itsm 205 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X}.

State issuer's revenues for its most recent fiscal year. No revenues for year ended December 31, 1996.

The aggregate market value (at the mean of the bid and asked price of $0.85 per share) of the 2,039,496 shares of Common Stock of Gold Capital Corporation held by nonaffiliates as of March 25, 1997 was approximately $1,723,400. As of March 19, 1997, there were 9,073,653 shares of Common Stock, par value $0.0001, outstanding.

Transitional Small Business Disclosure Format (check one): yes      no   x
                                                               ----    -----

                                TABLE OF CONTENTS

                                                                 Page Number
                                                                 -----------

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.................................      1

ITEM 2. DESCRIPTION OF PROPERTIES...............................      7


ITEM 3. LEGAL PROCEEDINGS.......................................     10


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....     12


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.............................     12


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        PLAN OF OPERATIONS, FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...............................     13


ITEM 7. FINANCIAL STATEMENTS INDEX..............................     20

        CONSOLIDATED FINANCIAL STATEMENTS.......................    F-1 to
                                                                    F-25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.....................     21



                                    PART II.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......     21


ITEM 10. EXECUTIVE COMPENSATION.................................     23


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.........................................     26


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS...........................................     28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.......................     31

                                    PART I.

ITEM 1. DESCRIPTION OF BUSINESS.
        ------------------------

General

     Gold Capital Corporation (the "Company") was organized under the laws of the State of Colorado on December 10, 1993 to engage in development of gold mining projects. The Company's activities since inception have been primarily limited to organizational activities, obtaining financing, acquisition and evaluation of interests in mining properties and management of a mining joint venture. For the period from inception to December 31, 1996, the Company had no revenues.

     Effective December 31, 1993, the Company acquired a 60% interest in the Tonkin Springs Project (the "Project") and assumed management and funding responsibilities related to the Project. The Company acquired its 60% interest in the Project from Tonkin Springs Venture Limited Partnership ("TSVLP"), a partnership owned by wholly-owned subsidiaries of U.S. Gold Corporation ("USGL"), a Colorado Corporation with shares publicly traded on the NASDAQ small cap market under the symbol "USGL."

     At present, the Project represents the Company's only property, although additional properties may be acquired in the future. The Project consists of an open-pit gold mine, integrated milling facility, and support facilities encompassing approximately 21,100 acres of unpatented mining claims on Federal land. The Project is located along the Battle Mountain- Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada.

     The Company completed its initial public offering in April, 1994, and received proceeds of $450,000. The Company's Common Stock is currently traded in the over-the-counter market and is quoted in the OTC Bulletin Board. From inception through December 31, 1996, the Company has raised approximately $6,742,660 through the public and private sale of its Common Stock.

     Effective June 22, 1995, the Company completed transactions with Royalstar Resources Ltd. ("Royalstar") whereby Royalstar purchased, in the aggregate, 2.5 million shares of Common Stock of the Company for an aggregate of $2.5 million, including 2.2 million shares for $2.2 million in a private placement to Royalstar, and 300,000 shares for $300,000 under the private placement offering dated March 9, 1995. These transactions resulted in a change in control of the Company whereby Royalstar acquired voting control of the Company representing approximately 49.6% of the then issued and outstanding voting stock. Commencing in the fourth quarter of 1995 and for most of 1996, the Company continued operations funded largely by advances from Royalstar (the "Royalstar Advances".) In August, 1996, the Company approved the conversion of $1,919,110 in Royalstar Advances, being the balance as of July 30, 1996, into 1,919,110 shares of common stock at $1.00 per share. In the fourth quarter of 1996, Royalstar informed the Company of Royalstar's inability to continue to fund Company operations. As of December 31, 1996, Royalstar owned 4,419,110 common shares of the Company representing 48.7% of the voting shares of the Company.

     On December 4, 1996, Mr. John Young, the former president, chief executive officer and a director of the Company, resigned his positions. Mr. Young is also president and chief executive officer of Royalstar. Prior to Mr. Young's resignation, three other directors who had also been nominated to their positions by Royalstar had tendered their resignations. The three remaining directors of the Corporation, which include two of the original founders, have assumed responsibilities for the affairs of the Corporation, with Mr. Bill Conrad serving as President. While individuals representing Royalstar have resigned their positions with the Company, Royalstar, by virtue of the amount of Common Stock owned, is still in a position to exert controlling influence on the Company.

     On December 20, 1996, the Company and Globex Mining Enterprises Inc.("Globex"), a publicly traded corporation organized and existing under the laws of the Province of Quebec, Canada, entered into an agreement in principal regarding a conditional offer by Globex to finance the Company and merge it into a subsidiary of Globex. Effective March 13, 1997, the Company executed an agreement (the "Merger Agreement" or "Merger") to merge with Globex. By virtue of the Merger, and subject to certain conditions, the Company would become a wholly-owned subsidiary of Globex. (See - "Developments During 1996").

Narrative Description

     On December 31, 1993, the Company acquired its 60% interest in the Project which is located along the Battle Mountain - Cortez Trend approximately 45 miles northwest of the town of Eureka, in Eureka County, Nevada. The Company is currently preparing for gold production at the Project, although no revenues have been received to date.

     The Company acquired its interest in the Project from Tonkin Springs Venture Limited Partnership, a Nevada limited partnership ("TSVLP"). TSVLP owns the remaining 40% interest in the Project and is owned by wholly-owned subsidiaries of U.S. Gold Corporation ("USGL"). USGL, with its ownership in TSVLP, presently owns 2,287,547 shares of Common Stock of the Company, and holds a promissory note from the Company in the remaining principal amount of $1,501,076 as of December 31, 1996.

     During 1994, the Company evaluated and initiated the process required to obtain various Federal, state and other permits necessary to commence gold production at the Project, undertook various metallurgical studies, and obtained a feasibility study from an independent engineering firm on the economic viability of producing gold from a milling and heap leach operation at the
Project.   In  August,   1995,  the  Company   received  the  necessary   permit
authorizations to commence construction of a leach pad and commenced construction on the pad during 1996. Construction on the pad was suspended in October, 1996 due to financial constraints. The Company is continuing to finalize permits necessary to begin mining and operations, although at a slower pace due to funding limitations. Upon securing necessary funding and final permits and authorization, it is the Company's present intention to commence gold production at the Project.

     The Project consists of unpatented mining claims, an open-pit gold mine and integrated milling facility and support facilities located on Federal land. Certain of the claims are leased from unaffiliated third parties. From 1985 through 1987, an aggregate of 873,000 tons of ore were mined at the Project by USGL, yielding approximately 25,460 ounces of gold through the heap leach process. Prior to the Company's acquisition of its interest, USGL and joint venture partners spent in excess of $57,000,000 for construction of facilities, exploration and other development costs at the Project. The mill facility was operated in a start-up mode from March, 1990 through June, 1990, but did not reach commercial production during that time. Due to liquidity constraints encountered by USGL during that period, the mine and milling facilities were placed on stand-by status in June, 1990 and have not been in operation since that time. (See "Item 2. Properties" for a more complete description of the Project).

     The Project is managed by the Company pursuant to a Mining Venture Agreement entered into between the Company and TSVLP on December 31, 1993 (the "Venture"). Pursuant to the terms of the Venture Agreement, the Company is obligated to fund all holding, administrative, development and other costs associated with the Project until commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6 million ("Recoupable Costs"), from a preferential distribution of net cash flows, if any, from the Project. Through December 31, 1996, the Company has expended approximately $3,725,000 of Recoupable Costs to the Venture. The Venture Agreement has been amended in connection with the Merger, effective upon consummation of the Merger. (See "Item 6. Management's Discussion and Analysis or Plan of Operations, Financial Condition and Results of Operations").

Developments during 1996

     During 1996, the principal activities of the Company involved efforts to obtain additional funding, obtaining a technical audit of the Tonkin Springs Project, obtaining an updated open-pit ore reserve estimate, activities necessary to obtain or reactivate the necessary permits for the Project, and to commence construction efforts on the new pad. The Company spent considerable efforts in contacting investment bankers and others to secure funding in an effort to commence production at the Project. These efforts resulted in the proposed merger with Globex discussed below. (See also "Item 6. Management's Discussion and Analysis or Plan of Operations, Financial Condition and Results of Operations").

     Proposed Merger. On March 13, 1997, subsequent to year end, the Company executed an agreement to merge with a subsidiary of Globex Mining Enterprises Inc. of Quebec. The Merger is part of two separate, but related, transactions pursuant to which Globex proposes to acquire 100% of the Company's issued and outstanding Common Stock. Pursuant to the terms of the Merger Agreement, the Company would be merged with GME Merger Corporation, a Colorado corporation wholly owned by Globex, and the Company would survive the Merger (the "Surviving Corporation"). The 4,654,543 shares of the Company Common Stock issued and outstanding prior to the Merger and not owned by Royalstar would be converted into the right to receive 1,285,067 shares of Globex Common Stock. The shares proposed to be issued by Globex would be registered under relevant provisions of the Securities Act of 1933, as amended, and qualified under applicable state Blue Sky laws. The Common Stock owned by Royalstar would be acquired by Globex in a separate transaction (the "Acquisition"), anticipated to be completed contemporaneously with the Merger. If both transactions are completed, Globex would own 100% of the issued and outstanding shares of Common Stock of the Company.

     Both the Merger and Acquisition are subject to certain conditions. Prior to consummation of the Merger, the following conditions, among others, must be satisfied: i) approval of a registration statement covering Globlex stock proposed to be issued in connection with the Merger; ii) receipt of financing by Globex; iii) approval of the Merger by the Company's shareholders; and (iv) approval of various regulatory agencies. The consummation of the Acquisition is subject to shareholder approval and other conditions precedent. The respective Boards of Directors of the Company and Globex intend to proceed promptly and use their reasonable best efforts to complete the Merger and Acquisition.

     Pending completion of the Merger, Globex has acquired an option to purchase the 2,287,547 shares of Common Stock of the Company owned by USGL and TSVLP and an irrevocable proxy to vote all of those shares in favor of the Merger. The Common Stock owned by USGL and TSVLP and subject to the option and proxy represents approximately 25.2% of the currently issued and outstanding Common Stock of the Company. (See "Item 11. Security Ownership of Certain Beneficial Ownership and Management").

     Upon satisfaction of the conditions precedent and completion of the Merger, it is contemplated that the Board of Directors of the Company will be changed. The officers and directors of the GME Merger Corporation, all of which have been nominated by Globex, will be the officers and directors of the Surviving Corporation after the Merger.

     In connection with the Merger Agreement, Globex has agreed to fund the financial obligations of the Company pending completion of the Merger (the "Globex Loan"). Subject to the terms and conditions of the Loan Agreement between the parties, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Tonkin Springs Project, service the promissory note payable to U.S. Gold and pay other necessary and proper obligations and commitments of the Company. As of December 31, 1996, the balance of borrowings under the Globex Loan totaled $20,000. As of March 18, 1997, the principal balance of the Globex Loan is $697,493. The Globex Loan accrues interest at 2% over prime, is secured by all the assets of the Company and is due on or before August 30, 1997. TSVLP has agreed to share its collateral position in the Company's 60% interest in the assets of the Tonkin Springs Project and interest in the Venture, pari passu, with Globex under the terms of an Intercreditor Agreement dated January 16, 1997. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement. Without continued funding from the Globex loan or other sources of funding, the Company is not able to meet its current obligations nor to provide for development costs associated with future obligations and operations relating to the Venture and other corporate objectives. (See "Item 6 Management's Discussion and Analysis or Plan of Operations, Financial Condition and Results of Operations").

Competitive Business Conditions

     The Company competes with other companies and individuals to acquire gold mining projects, to recruit and retain qualified personnel, and to obtain development capital for its projects. Many of these competitors are substantially larger and have greater financial resources than the Company. The Company also competes with other companies seeking personnel to operate and manage gold mines. Given its size, limited capitalization, and limited personnel resources, there can be no assurance that the Company can successfully compete under these competitive conditions.

Major Customers

     Future sales of refined gold and silver bullion, if any, derived from operating properties will be made to unaffiliated companies. The Company believes that the loss of any one of these customers would not affect its business.

Patents, Trademarks, Licenses, Franchises, Concessions

     The Company does not own any trademarks, licenses, franchises or concessions, except mining interests granted by governmental authorities and private landowners. No portion of its business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

Government Regulations

     In connection with its mining, milling and exploration activities, the Company is required to comply with various federal, state and local laws and regulations pertaining to the protection of the environment. The Company or joint venture participants have obtained, or are in the process of obtaining, environmental permits, licenses or approvals required for its operations.
Management  of  the  Company  is  not  aware  of  any  material   violations  of
environmental permits, licenses or approvals issued with respect to the Company's operations.

     The Company's proposed operations and activities will be subject to mining and reclamation requirements which apply to all surface mining operations in the State of Nevada. Among other requirements, such laws establish permitting, reclamation and financial assurance requirements. TSVLP had previously submitted an operating plan regarding the existing and proposed surface disturbances at the Project and proposed a reclamation plan. Based upon this plan, the Bureau of Land Management requires a bonding obligation of $1.3 million for reclamation prior to commencement of mining. The Company believes that funding to partially satisfy this obligation may be available through state-sponsored programs or commercial bonding. However, there is no assurance that the Company can obtain the funds necessary to satisfy the obligation if required. Failure or inability of the Company to satisfy the obligation could result in denial or revocation of permits necessary to operate the Project.

     The Tonkin Springs Project is located in an area that contains habitat for a variety of wildlife species, and is subject to various Federal and state laws and regulations intended to protect wildlife. Compliance with any such laws and regulations may necessitate significant capital outlays, which may materially affect the economics of the project or may cause material changes or delays in the Company's intended activities.

     Numerous, and in some regards conflicting, bills have been introduced in the U.S. Congress which would supplant or radically alter the provisions of the Mining Law of 1872. If enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government for production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company's financial performance could therefore be affected adversely by passage of such legislation. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form that the changes may take.

     In connection with its ownership of the Project, the Company may be subject to potential liabilities for environmental cleanup or damages in connection with any contamination associated with the site. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and certain state laws and regulations impose liability for cleanup of waste sites, and in some circumstances, attorney's fees, damages and/or trebling of damages. Existing violations, even though not directly caused by the Company, could potentially subject the Company to fines and penalties, as well as other administrative sanctions. While management is not aware of any adverse conditions, such violations could have a material adverse effect on the Company's future stability and profitability.

Costs and Effects of Compliance with Environmental Laws

     The Company or Venture participants have obtained, or are in the process of obtaining, environmental permits, licenses or approvals required for its operations. Management of the Company is not aware of any material violations of environmental permits, licenses or approvals issued with respect to the Company's operations. The Company has not made a separate estimation of any capital costs associated primarily with environmental or related issues except the reclamation bond; however the Company estimates that such amounts may be material. The Company has obtained an estimate with the assistance of a firm experienced with such matters of the time required to activate and obtain the necessary permits and approvals to operate the Project and has incorporated such estimates in its plan of development.

Employees

     The Company currently has three (3) employees, including its two executive officers and the manager of the Tonkin Springs Project. The executive officers currently serve part-time and without compensation. The manager is employed full-time at the Project.

     The Company retains other individuals and entities on a contract basis to fulfill specific needs of the Company, including financial, geological, environmental, title, metallurgical, accounting and legal services. Such individuals are retained by the Company on an hourly basis as the needs of the Company dictate. Management anticipates that when it receives funding sufficient for commencement of commercial production at the Project, additional employees will be required. It is anticipated that the Company will be able to fill those requirements when necessary.

ITEM 2. DESCRIPTION OF PROPERTIES.
        --------------------------

General

     The Tonkin Springs Project consists of unpatented mining claims, an open pit gold mine and integrated milling facility, and support facilities on approximately 21,100 acres of Federal land located along the Battle Mountain -Cortez Trend approximately 45 miles northwest of the town of Eureka in Eureka County, Nevada. A total of 207 claims, constituting approximately 20% of the total claims at the Project, are leased from unaffiliated third parties, while the remaining claims are held jointly by the Company and TSVLP. USGL or its wholly-owned subsidiaries have owned interests in the Project, directly or indirectly, since 1984.

     Access to the Project is provided by a county maintained road. Electrical power is provided through a substation located near the mill and operated by Sierra Pacific Power Company. Water is available through production wells which have been established on the site. The Project also contains an assay laboratory and metallurgical pilot plant testing lab. In addition to the heavy equipment shop for repair and maintenance of mining equipment, a repair shop and warehouse building is situated adjacent to the mill building.

Claims

     The Tonkin Springs Project consists of a total of 1,059 claims. Of that amount, an aggregate of 207 of the unpatented mining claims are leased from unaffiliated third parties pursuant to two mining leases assigned to the Venture by TSVLP. Record ownership of undivided interests in the claims is held by the Company (60%) and TSVLP (40%) in the same proportions as their interests in the Venture. The Campbell/Simpson Lease, which covers 197 claims, has an initial term which expires December 31, 2006 and may be extended from year to year, up to a maximum term of 99 years, by production from the leased claims. The Buffington Lease, which covers 10 claims, has an initial term which expires August 9, 1996, and may be extended from year to year by production from the leased claims or by continued payment of advance royalties. Each lease contains certain conditions and other requirements for annual payments, expenditures or work to be performed in order to retain the leased claims.

     The Campbell/Simpson lease, upon which the bulk of the oxide mineralization is presently located at Rooster, requires an annual advance royalty in the greater amount of $150,000, or the value of 455 ounces of gold, which royalty is payable in January of each year. Payment of the 1997 annual advance royalty of $166,780 was due and paid in January, 1997, bringing the balance of net advance royalties paid to approximately $1,680,290. The lease requires production royalties of 5% of the gross sales price of gold or silver but provides for deduction of advance royalties previously paid. The Company is required to perform an annual work commitment in the amount of the greater of $300,000 or the value of 909 ounces of gold toward which the Company currently maintains a carry-forward excess of approximately $95,000 available to cover future annual work commitments. The Campbell/Simpson lease includes an area of interest extending 1.5 miles from the boundaries of certain claims. In addition, these claims also are subject to a royalty to Precambrian Exploration, Inc. ("Precambrian") of 1% of net smelter returns which becomes payable after $15,000,000 in gross revenues is realized from the claims.

     The Buffington lease requires payment of an insignificant initial advance royalty and 5% of all net returns following commencement of production.

     An aggregate of 848 of the unpatented mining claims covered by the Project, as well as 4 millsites, are owned jointly by the Company and TSVLP. A total of 317 of these claims are subject to a royalty of 2% of net smelter returns
(defined as gross revenues from sales of minerals, less refining costs, transportation costs, severance, production and sales taxes, and sales commissions), which becomes payable to Precambrian after $50 million in gross revenues is realized from the claims. Precambrian Exploration, Inc. is an unaffiliated third party and predecessor in interest to the claims. Precambrian may elect to receive such royalty "in kind," upon proper notice to the Venture. The remaining claims and the millsites are not subject to any royalties.

     The Company owns also additional 215 claims covering approximately 4,400 acres in the vicinity of the Tonkin Springs Project. The claims are subject to a royalty of 1% of net smelter returns for gold when the indexed price of gold is $350 per ounce or more, and a royalty of 1% of net smelter returns for silver when the indexed price of silver is $3.50 per ounce or more. No royalties are payable at lower indexed prices. The indexed prices shall reflect adjustments based on the Producer's Price Index, sub-index Finished Goods Excluding Foods, as published by the United States Department of Commerce.

Reserves

     At various times, the venture has engaged the consulting firm Ore Reserves Engineering ("ORE") to provide estimates of the open pit minable reserves from the Project. An open-pit reserve estimate was completed by ORE in October, 1996, and is summarized in the table below:



                        (SPACE INTENTIONALLY LEFT BLANK)



                                Tons above         Grade above      Ounces Contained      Strip
                Cutoff          Cutoff             Cutoff              Gold               Ratio
                ------          ------             ------              ----               -----
Deposit        (opt Au)        (1,000's)          (opt Au)           (1,000's)            (W:O)
-------
TSP-1
 Milling         0.055          1,470              0.099               146                 3.4
 Bioheap         0.025          1,159              0.040                46                 2.0
                                -----                                  ---
                                2,629                                  192

Rooster
 Oxide Heap      0.015          3,692              0.037               136                 1.3
 Bioheap         0.027          1,805              0.051                92                 1.3
                                -----                                  ---
                                5,496                                  228

O-15
 Milling         0.055            969              0.107               103                  11
 Bioheap         0.025            601              0.040                24                   3
                                -----                                  ---
                                1,570                                  127


TSP-6
 Milling         0.055             90             0.117                  11                 2.4
 Bioheap         0.025             86             0.039                   3                 2.4
                                -----                                   ---
                                  176                                    14

TSP-8
 Milling         0.055             48             0.081                   4                 8.2
 Bioheap         0.025             61             0.041                   2                 8.2
                                -----                                   ---
                                  109                                     6

F-Grid
  Milling        0.055            247             0.094                  23                 7.0
  Bioheap        0.025            407             0.037                  15                 7.0
                                -----                                   ---
                                  654                                    38


Total                          10,635             0.057                 605                 3.1

Definitions

     As used herein, the term "reserves" means those estimated quantities of a mineral deposit that, under present anticipated conditions, may be economically and legally mined and sold or processed for the extraction of their constituent values. Estimated quantities of a mineral deposit involve quantity computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quantity computed from the results of detailed sampling and the sites for inspection, sampling and measurement spaced so closely and the geologic character so well defined that size, shape, depth and mineral content of reserves are well established.

     The 1996 ORE reserve estimate utilized certain data and assumptions provided by the Company including digitized topographical files, drill-hole data base, pit slope, tonnage factors, process recoveries and gold price assumptions. Estimates of operating costs were provided by an independent engineering firm. ORE did not make independent review of those data. In the opinion of the Company, the data and assumptions used by ORE are reasonable.

     In April, 1996, the Company obtained an audit and updated feasibility study with expanded development plan to include bio-oxidation followed by milling, bio-oxidation followed by conventional heap leach recovery for lower grade ores, and an oxide heap leach from the mining industry consulting firm of Behre Dolbear & Company, Inc. ("Behre Dolbear.") Subject to certain conditions and assumptions set forth therein, including, but not limited to, gold prices, ore grade, metallurgical recovery and operating costs, the feasibility study concludes that gold can be economically mined over the estimated five-year initial phase of the Project.

Geology

     Host rocks for gold mineralization at Tonkin Springs consist of a sequence of Paleozoic rocks that were subsequently faulted, intruded and mineralized. Gold-bearing solutions originated at depth and migrated up along fracture systems until reaching fractured rock or chemically favorable rock suitable for ore deposition. Later volcanism, faulting, erosion and sedimentation affected the ore deposits.

History

     As   previously   noted,   the   Project  is   located   along  the  Battle
Mountain-Cortez trend in Nevada. Gold mines located along this trend have historically produced significant quantities of gold by various companies.

     The properties constituting the Tonkin Springs Project were acquired by USGL in December 1984. In November, 1985, USGL commenced open pit mining operations, using conventional heap leach extraction technology to process oxide ore mined from the properties. Through 1987, an aggregate of 873,000 tons of ore were mined and processed, yielding approximately 25,460 ounces of gold.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     The Company and its subsidiary are party to certain pending legal proceedings, primarily related to claims from contractors and vendors for payment related to work performed and/or services provided the Tonkin Springs Project, as follows:

A. Canyon Construction Co., a Nevada corporation, Plaintiff, vs. Tonkin Springs Gold Mining Company, a Colorado corporation; Gold Capital Corporation, a Colorado corporation; and Does I through V, Defendants, Civil Action No. 28416 in the District Court of the Fourth Judicial District of the State of Nevada, in and for the County of Elko.

     Plaintiff Canyon Construction Co. brought this action against the Company and Tonkin Springs Gold Mining Company, a wholly-owned subsidiary of USGL and the general partner of TSVLP, the Company's joint venture partner, for breach of contract for the value of labor and materials allegedly provided by Plaintiff at the Tonkin Springs Project. The Complaint seeks damages in an amount in excess of $10,000, together with interest, reasonable attorneys fees and court costs. Plaintiff has also delivered notice to the Company of its intention to file a lien against the Project in connection with this claim.

     Plaintiff's claim arises from work performed at the Tonkin Springs Project. Plaintiff alleges that Defendants, including the Company, contracted with the Plaintiff for construction and materials as part of the Defendants' gold mining operations. Plaintiff further contends that it performed work pursuant to that contract, and that there is currently due and owing the amount of $191,957 pursuant to that agreement. Plaintiff alternatively contends that Defendants, and each of them, are liable for the reasonable value of services provided at the Project in a similar amount.

     An Answer has been filed with the Court on Defendants' behalf, denying the material allegations of the Complaint. Defendants admit execution of the contract but are unable to determine the amount of money, if any, due and owing to the Plaintiff. Defendants further allege that a condition precedent of the contract, a survey of the Project site, has not been completed. Accordingly, Defendants denied that the amount allegedly due was properly payable.

     The Company intends to defend this action pending receipt of a final survey as to the appropriate amount due, if any. Upon receipt of documentation confirming the amount due, the Company may seek to negotiate a satisfactory settlement with the Plaintiff. The Company has included the amount claimed by Plaintiff in its financial statements, without admitting any liability to Plaintiff.

B. Sea Gull Leasing, Ltd. and Budget Rent-A-Car B.C. Ltd., Plaintiffs, vs. Gold Capital Corporation, Defendant, District Court, City and County of Denver, Civil Action No. 97-CV-997.

     Plaintiffs, both Canadian corporations, allegedly advanced the amount of $207,549 to the Company in November, 1996. The action was filed with the District Court on February 20, 1997 and delivered to the Company on February 21, 1997. The Complaint seeks damages in that amount, together with interest, attorneys fees, costs and exemplary damages.

     Claims of the two Plaintiffs are similar, but for different amounts. Such claims include money had and received, unjust enrichment and promissory estoppel. Plaintiff Sea Gull seeks recovery of the amount of $187,266, while Budget seeks recovery of $20,284, plus interest, costs and fees.

     Due to the recency of this action, the Company has yet to file an Answer on its behalf. Unless extended, an Answer will be due not sooner than April, 1997. However, the Company intends to vigorously defend this action. The Company may also assert claims against certain third-party entities to recover the amounts claimed by Plaintiffs. In addition, by letter dated January 14, 1997, Royalstar has promised to indemnify the Company against certain losses incurred as a result of this action.

     The Company and its subsidiary are not a party to any other material pending legal proceedings, nor is its property the subject of any such proceedings. However, the Company has been notified of a potential claim by a former officer and director. Mr. John Young, former president, chief executive officer and a director of the Company, recently notified current management of his claim to an aggregate of 340,000 shares of Common Stock of the Company in consideration for services rendered to the Company prior to his resignation in December 1996. Since no formal action has been commenced to recover such amounts, the Company is unable to formally evaluate the claim. However, management believes the claim to be without merit and intends to defend any action subsequently commenced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and is quoted in the OTC Bulletin Board under the symbol "GOCP." The following table sets forth the range of high and low bid quotations as reported for the Common Stock of the Company. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

                  Fiscal Year Ended
                  December 31, 1996          High     Low
                  -----------------          ----     ---

                  First Quarter             $ 1.63   $ 1.00
                  Second Quarter            $ 1.50   $ 0.81
                  Third Quarter             $ 1.88   $ 0.63
                  Fourth Quarter            $ 1.94   $ 0.56

                  Fiscal Year Ended
                  December 31, 1995          High     Low
                  -----------------          ----     ---

                  First Quarter             $ 2.50   $ 1.38
                  Second Quarter            $ 1.88   $ 1.25
                  Third Quarter             $ 1.88   $ 1.38
                  Fourth Quarter            $ 1.44   $ 0.88

     As of March 20, 1997, there were 200 record holders and street name accounts for the Company's common stock. The Company estimates that there were 300 beneficial owners.

     No dividends have been paid with respect to the Company's common stock and the Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
         OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------

Plan of Operation

Introduction. The Company's plan of operation ("Plan") for the twelve (12) months ending December 31, 1997 is to obtain sufficient capital to commence production of gold at its Tonkin Springs Project. Prior to and during 1996, management believes that the Company had conducted sufficient testing to warrant commencement of efforts to produce gold at the Project. To that end, efforts were undertaken during late 1996 to commence construction of the asphalt pad necessary to begin bio-oxidation of the sulfide ore. The Company also commissioned preparation of an updated feasibility study to confirm early estimates and expand the Company's development plan with regard to Project. However, the Company's Plan may be modified as the result of the proposed Merger with Globex.

     Effective March 13, 1997, the Company and Globex executed the Merger Agreement which, if successfully concluded, would result in the Company becoming a wholly-owned subsidiary of Globex. The Merger is subject to a number of contingencies, including approval by the Company's shareholders. If the Merger is completed, Globex has advised the Company that it intends to conduct further development drilling on the Project prior to undertaking efforts to commence production of gold. Accordingly, pending completion of the Merger, management is unable to predict with any degree of certainty a specific plan with regard to development of the Project. The following discussion includes possible alternatives, depending upon whether the Merger is completed as proposed.

     The Company's current Plan calls for treatment of sulfide ore in a modified acid heap leach process, followed by conventional carbon in leach ("CIL") process. An important part of the ore reserves at the Project are in the oxide form and are amenable to conventional heap leach extraction methods. Mining will be by open pit methods through independent contractors.

     Pursuant to the Plan, ore bearing material will be crushed by an existing crusher, which will need to be modified, and pre-treated on a heap leach pad which must be completed. Construction of the heap leach pad commenced during 1996, but construction efforts have been suspended pending funding of additional working capital to continue the efforts. In February, 1996, the Company engaged the minerals industry consulting firm of Behre Dolbear & Company, Inc. to prepare an updated feasibility study with expansion of the development plan to included definition of the economic feasibility of incorporating milling, oxide heap leach, and low grade sulfide bio-oxidation with conventional heap leach recovery. This report was issued in April, 1996, and concluded that "the project economics and technical factors indicate the project should proceed to commercial production." (See "Item 2. Properties" for a more complete description of the Behre Dolbear Report.)

     Through approximately September, 1996, the costs of these efforts have been paid with the proceeds of a private and two public offerings as well as advances from Royalstar. Royalstar informed the Company in November, 1996, of its inability to continue to fund operations of the Company through Royalstar Advances. Pre-operating activities are anticipated to be accelerated upon the Company obtaining additional funding.

     If the Merger is completed, Globex has notified the Company that it intends to conduct additional development drilling in an effort to estimate the presence of additional ore. Management has been advised that additional testing and evaluation could extend the time prior to commencement of commercial production at the Project, but could enable Globex to obtain sufficient financing in an effort to accomplish that objective. In addition, the Mining Venture Agreement to which the Company and TSVLP are parties has been amended, effective upon consummation of the Merger, to expand the definition of commercial production to include acid heap leach oxidation of both high grade and low grade sulfide ore followed by conventional heap leach processing as well as the ability to start the project on oxide ore by conventional heap leach processing.

Pre-Operating Activities. The Company's plan of operation for the Project entails significant expenditures before commencement of gold production and receipt of revenue. Additional engineering, construction, holding and start-up costs are currently projected at approximately $8.5 million. The most significant of these remaining pre-operating costs are finalization of the bio-heap leach pad to process sulfide ore and acquisition of ancillary machinery and equipment. Additional pre-production expenses include acquisition and installation of a portable crusher and necessary plant modification, as well as consulting fees for engineering and reactivation of various permits necessary to operate the Project. An independent consultant has been retained to assist the Company regarding permitting. All of these expenses will need to be paid from the proceeds of future financings.

     Various permits must be in place from various state and Federal agencies before mining can commence. Although many of these permits are current, some of the more important require amending prior to commencement of operation. In August, 1995 the Company received the necessary permits and authorizations to construct the bio-heap pad, and commenced construction efforts in 1996. Management does not presently anticipate any special obstacles to issuance of any of these permits.

Mining and Processing. Mining and processing of the ore will represent the most significant expense of the Company's proposed operations. In an effort to manage these expenses, the Company anticipates utilizing the services of a third party contractor to accomplish mining of the ore. Management believes that the utilization of a third party contractor offers several advantages compared to the Company's participation, including the elimination of front end equipment capital costs, reduced general and administrative expenses, quick mobilization and reduction of available labor and training issues.

     Processing of the bio-oxidized ore will be conducted in facilities in which the Company has an interest, and, although some modification will be necessary, should not require a substantial additional capital outlay. The carbon in leach process will be conducted in the milling and processing facilities previously constructed by USGL prior to acquisition of the Company's interest in the

Project. Significant expenses anticipated in this phase of production include personnel costs associated with operation of the mill, chemicals necessary to process the oxidized material and spare parts and tools necessary to support processing operations.

     In addition to the acid heap leach/carbon in leach process proposed by the Company, Globex has suggested additional alternatives which might be used to process sulfide ore at the Project. It would involve modification of the bioheap recovery such that both high-grade and low-grade sulfide ore can be processed simultaneously through acid heap leach pre- oxidation followed by conventional heap leach processing. The other process would involve processing of oxide ore in a conventional heap process prior to commencement of treatment on sulfide ore. Determination of these methods will necessarily await completion of the Merger and additional testing by Globex.

Operating Revenue and Expenses. Under the Mining Venture Agreement between the Company and TSVLP, the Company is responsible for funding all holding, administrative, development and other costs associated with the Venture until commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6,000,000, from a preferential distribution from net cash flow, entitling the Company to receive 84% of net cash flows from the Venture prior to payback. Through December 31, 1996, the Company has advanced approximately $3,725,000 of Recoupable Costs to the Venture. After recovery of Recoupable Costs, the cash flows will be distributed to the Company and TSVLP in proportion to their interests in the Venture.

     Subject to completion of the Merger, TSVLP and the Company have agreed to modify the Joint Venture Agreement. These modifications include, but are not limited to, i) increase of the Recoupable Amount to $8.05 million, ii) the right to pledge TSVLP's share of cash flow from the project for use in debt service of project financing arranged by the Company, if any, iii) expanded definitions of Commencement of Commercial Production to include two additional possible property development alternatives (heap pre-oxidation followed by conventional heap leach processing of sulfide ores, or development and processing of the oxide ore reserves), and iv) a commitment by the Company to TSVLP to a) pay off the TSVLP Secured Note within 5 days of approval of the Globex Merger, b) agree to pay to TSVLP certain minimum distributions of cash flow during a 24 month period commencing 12 months after the effective date of the amendment, and c) agree to finance capital requirements on behalf of TSVLP, if any, after Commencement of Commercial Production.

     Operation of a gold processing facility is dependent on many factors, including the presence and grade of the ore reserves, gold recovery rates from the ore and operating costs associated with extracting the gold from the ore. The audit of the feasibility study completed in April, 1996, by Behre Dolbear represents an estimate of the economic viability of producing gold from a milling and heap leach operation at Tonkin Springs and, subject to certain conditions and assumptions set forth therein, concludes that gold can be economically mined over the estimated five-year initial operations phase of the Project (see "Item 2. Description of Properties, Tonkin Springs Properties -Reserves").

     Gold prices depend on many factors, including worldwide demand and the prevailing economic and political climate. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs in major gold producing regions. Such risks affect all participants in the mining industry, although the Company may encounter special risks due to its development stage. Once production is achieved, management will endeavor to reduce the risk of fluctuation in gold prices through evaluation of periodic sales of a portion of its gold production at fixed future prices. However, hedging transactions can result in additional risk to the Company.

Liquidity and Capital Resources

     The Company has historically relied on capital from outside sources to finance its activities, and continues to be reliant on outside sources for the foreseeable future.

     For much of 1996, Royalstar, a principal shareholder of the Company and a corporation organized and existing under the laws of Canada with shares publicly traded on the Vancouver Stock Exchange, funded operations of the Company through informal and unsecured advances. In August, 1996, Royalstar converted $1,919,110 in cash advances into 1,919,110 shares of common stock ($1.00 per share). Those advances ceased in November, 1996. As of December 31, 1996, the balance of remaining Royalstar Advances total $856,821. The Royalstar advance accrues interest at the published prime rate. Prior to its relationship to Royalstar, the Company relied on the proceeds of two private and one public offerings to finance ongoing activities. The acquisition of the Company's interest in the Project was completed through a combination of debt and equity financing facilitated by TSVLP.

     On January 16, 1997, and in connection with negotiations for the Merger, the Company consummated a Loan Agreement with Globex to provide the Company additional operating capital. Subject to the terms and conditions of that Loan Agreement, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Project, service the promissory note payable to U.S. Gold and pay other necessary and proper obligations of the
Company pending completion of the Merger. Continued funding under that arrangement is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right to discontinue funding all together. As of December 31, 1996, the balance of borrowings under the Globex loan totaled $20,000. As of March 18, 1997, the principal balance of that loan is $697,493. The Globex loan accrues interest at the rate of 2% over prime, is secured by all assets of the Company, and is due and payable on or before August 30, 1997 if the Merger is not completed. If the Merger is not completed, the Company will be forced to solicit other sources of financing.

     At December 31, 1996, the Company had negative working capital of approximately $2,342,080, consisting of current assets of $1,914 and current liabilities of $2,343,994. The primary components of the Company's current liabilities are the Company's promissory note and accrued interest due TSVLP ($690,982) related to the Company's acquisition of its interest in the Tonkin Springs Project, accounts payable to creditors ($644,697), primarily related to vendors and contractors for to the Tonkin Springs Project, and advances from Royalstar ($856,821).

     The Company's financial condition has deteriorated during 1996. Liquidity and working capital both decreased as a result of continued expenditures for holding and development costs at the Project, coupled with a lack of sufficient financing. Working capital decreased from a deficit of $1,253,642 at December 31, 1995 to a deficit of $2,342,080 at December 31, 1996. Although the Company was able to reduce the principal balance on the note payable to TSVLP, other current liabilities increased substantially. Accounts payable and accrued expenses increased almost $300,000, while advances payable to Royalstar increased to $856,821, accounting for most of the increase. Management anticipates that the Company's financial condition will continue to deteriorate pending finalization of an agreement for sufficient financing. It is hoped that the Merger will satisfy that objective.

     The Company's obligations under the promissory note to TSVLP and certain of the Company's obligations under the Mining Venture Agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project. The Globex Loan also includes a security interest in the assets of the Company, and TSVLP has agreed to share its senior secured collateral position in the Company's 60% interest in the assets of the Tonkin Springs Project with Globex, pari passu, as provided in the Intercreditor Agreement.

     In addition to start-up and other capital costs associated with recommencement of operations at the Project, the Company will require capital for ongoing operating expenses, debt service, and general and administrative expenses. Total capital required including recommencement of operations at the Project, acquisition debt repayment and working capital needs total approximately $10 million. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; (3) developing its properties to the commercial production stage; and (4) ultimately achieving profitable operations. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

     On November 1, 1996, the Company received funds in the amount of $185,350 from Sea Gull Leasing Ltd., a private company ("Sea Gull"). The November 1, 1996 transaction with Sea Gull was arranged on behalf of the Company by its former president and chief executive officer, Mr. John Young, who resigned all his positions with the Company effective December 4, 1996. On November 1, 1996, the Company disbursed a portion of the proceeds of the Sea Gull funds directly to Attwood Gold Corporation ("Attwood") in the amount of approximately $74,140. In addition to the funds directly received by the Company from Sea Gull, a payment by Sea Gull directly to a vendor of the Venture was made on behalf of the Company in the approximate amount of $20,284. Sea Gull has initiated legal actions to recover from the Company in the stated amount of $205,634 plus interest and costs. Royalstar provided the Company a written commitment of indemnity dated January 14, 1997, concerning and related to the Sea Gull Obligation (the "Indemnity"). The Company has given Royalstar notice that it intends to invoke the Indemnity with regards to the legal action initiated by Sea Gull and has further requested Royalstar and Attwood to resolve the claim.

     Other than the Globex Loan, the Sea Gull funding and the Royalstar Advances, the Company has not to date secured the necessary funding required to meet its current obligations nor to provide for development costs associated with future obligations and operations relating to the Venture and other corporate objectives. If the potential merger of the Company and Globex is consummated, Globex will be responsible for funding the operations of the Company. If the Globex Merger is not consummated the Company will require significant additional working capital as well as funds to pay back the Globex Loan, of which there is no assurance. The Company requires approximately $8.5 million, primarily to construct the bio-heap leach pad and otherwise prepare to commence mining and processing of mineralized material and arranging for reclamation bonding, and a minimum of $697,493 plus accrued interest, to repay the Globex Loan. The note to TSVLP, as amended June 22, 1995, requires payments by the Company of $50,000 per month until the Company has raised $4 million in new financing, which payments increase to $75,000 after such additional $4 million in new financing is secured.

     The Company's only current sources of limited working capital are funds under the Globex Loan as discussed above, or, upon if the plan to merge with Globex were to be terminated, other possible equity offerings, short-term and/or project debt financings, as well as anticipated cash from future operations and possible receipt of proceeds from the exercise of the Company's options and warrants.

Results of Operations

     For the fiscal year ended December 31, 1996, the Company remained in the development stage, as it had no revenues from operations. It is anticipated that the Company will remain in the development stage until such time as sufficient financing to commence production can be obtained.

     1996 Compared to 1995. For the year ended December 31, 1996, the Company recorded a net loss of $1,606,332 or $(0.28) per share compared to a net loss of $1,638,830 or $(0.51) per share for year 1995. After reflecting the mandatory 9% dividend on the Series A Preferred Stock (which dividends terminated November 30, 1995) of $247,500 for 1995, the net loss applicable to common shareholders was $1,606,332 for 1996 and $1,886,330 for 1995. The Company had no operating revenues for either year as the Tonkin Springs Project is not in production.

     General and administrative expenses totaled $532,651 in 1996 compared to $669,388 in 1995, reflecting generally lower expenses for legal and investor relation activities, while interest expense primarily related to the TSVLP Promissory Note and Royalstar Advance totaled $231,421 during 1996, compared to $192,941 for 1995. During 1996 the Company was also credited with approximately $1,191,442 of Tonkin Springs net Recoupable Costs bringing the balance of Recoupable Costs to $3,725,000. Property maintenance cost at the Tonkin Springs Project totaled $844,133 for 1996 compared to $609,424 for 1995, reflecting the increased activities at the property during 1996. The Company anticipates that it will continue to incur losses until such time, if ever, that it obtains sufficient working capital to commence operations of the Tonkin Springs Project.

     Net cash used in operating activities amounted to $599,057 for the year ended December 31, 1996, compared to $1,346,701 in 1995, primarily reflecting 1996 expenses satisfied by the issuance of common stock. During 1996, the Company issued an aggregate of 2,281,139 shares of Common Stock to creditors at a price of $1.00 per share to satisfy liabilities incurred for operating activities. Cash flow used in investing activities totaled $797,806 in 1996, compared to $614,122 for 1995. Cash flow from financing activities were $1,387,749 and $1,935,224, respectively, in 1996 and 1995.

     Inflation. Management believes that inflation can affect the profitability of the Company if production is commenced through changes in operating expenses and prices for sale of gold. Inflation could adversely affect the cost of production, including third party contractors, labor, equipment and chemicals used in conjunction with mining operations. However, management does not anticipate substantial cost increases in the immediate future. Inflation could also significantly affect the price of gold. During times of rising prices, demand for gold and other precious metals historically have increased as a perceived hedge against inflationary pressure. The Company will have little control over price fluctuations, as inflation will be affected by worldwide and domestic economic and political conditions and other factors beyond the Company's control.

Other

     Except for the historical information contained herein, the statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements. Such statements are based on current expectations of management. Actual strategies and results may differ materially from those currently expected because of factors including gold price, ore grades, metallurgical recovery, operating costs, market valuation, and project operator's performance under the Project Joint Venture, as well as other risks and uncertainties.

ITEM 7.  FINANCIAL STATEMENTS
         ---------------------

     See complete Financial Statements, including the Index thereto, beginning at Page F-1 of this Report.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Index to Consolidated Financial Statements                          Page


Independent Auditors Report                                         F-1

Consolidated Balance Sheet as of December 31, 1996                  F-2

Consolidated  Statement of Operations  for the Years
Ended December 31, 1996 and 1995 and for the period
from December 10, 1993 (Inception) to December 31, 1996             F-3

Consolidated  Statement of Stockholders' Equity for
the Period from December 10, 1993 (Inception)
to December 31, 1996                                                F-4 to F-5

Consolidated  Statements of Cash Flows for the Years
Ended December 31, 1996 and 1995, and for the Period
from December 10, 1993 (Inception) to December 31, 1996             F-6 to F-7

Notes to Consolidated Financial Statements                          F-8 to F-24

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Gold Capital Corporation

We have audited the accompanying consolidated balance sheet of Gold Capital Corporation as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period December 10, 1993 (inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion of these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period December 10, 1993 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note B to the consolidated financial statements, the Company has significant obligations related to its acquisition of certain mining properties, and its continued existence is dependent upon its ability to raise additional capital and ultimately achieve profitable operations. In the past, the Company has been unable to remain current on these obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 1996, the Company has a substantial investment in mineral properties and equipment. The ability of the Company to recover this investment is dependent upon meeting their development and financing obligations and achieving profitable operations. Management's plans in this regard are discussed in Note B.

STARK TINTER & ASSOCIATES, LLC

March 18, 1997
Englewood, Colorado

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated Balance Sheet
December 31, 1996

ASSETS
CURRENT ASSETS, Cash                                          $     1,914

PROPERTY, PLANT AND EQUIPMENT
 Milling,  plant and production equipment                       7,234,110
 Buildings                                                      2,232,963
 Vehicles and trailers, net of depreciation                       152,115
 Property development and mineral claim costs                   3,170,200
                                                              -----------
                                                               12,789,388
                                                              -----------
OTHER ASSETS
  Prepaid royalties                                               527,823
  Deposits and organization costs                                  42,750
                                                              -----------
                                                                  570,573
                                                              -----------
                                                              $13,361,875
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                       $   644,697
  Accrued interest-TSVLP                                          129,569
  Notepayable-TSVLP, current portion                              561,413
  Advances  payable-Royalstar Resources                           856,821
  Other obligations, net                                          151,493
                                                              -----------
                                                                2,343,993

NOTE PAYABLE-TSVLP, LONG-TERM                                     939,663
RECLAMATION RESERVE                                             1,469,900
MINORITY INTEREST IN JOINT VENTURE                              2,435,178
                                                              -----------
                                                                7,188,734
                                                              -----------

COMMITMENTS AND CONTINGENCIES
(Notes D, E, F and K)

STOCKHOLDERS' EQUITY
  Preferred stock; 5,000,000 shares authorized;
   none outstanding
  Common Stock $.0001 par value; 25,000,000 shares
   authorized; 9,073,653 shares issued and
   outstanding                                                       922
  Additional paid-in capital                                   9,973,741
  Deficit accumulated during development stage                (3,801,522)
                                                             -----------
                                                               6,173,141
                                                             -----------
                                                             $13,361,875
                                                             ===========


          See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage company)


Consolidated  Statements of Operations
For the Years Ended December 31, 1996 and 1995, and from
December 10, 1993 (Inception) to December 31, 1996


                                                                       For the Period from
                                      Year Ended     Year Ended        December 10, 1993
                                     December 31,    December 31,         (Inception) to
                                         1996           1995            December 31, 1996
                                         ----           ----            -----------------

Costs and expenses:

General and administrative             $ 532,651       $669,388             $1,528,108

Property maintenance                     844,133        609,424              1,453,557

Write off of Argentina
  Mineral Claims                               -        167,077                167,077

Interest expense, net                    299,548        192,941                652,780
                                       ---------       --------              ---------

Net loss                              (1,606,332)    (1,638,830)            (3,801,522)

Preferred stock dividend                       -        247,500                517,500
                                      ----------     ----------              ---------

Net loss applicable to
common shareholders                  $(1,606,332)   $(1,886,330)           $(4,319,022)
                                     ===========    ===========            ===========

Net loss per common share            $     (0.28)   $     (0.51)
                                     ===========    ===========

Weighted average of common
  shares outstanding                   5,758,543      3,672,684
                                       =========      =========


           See accompanying notes to consolidated financial statements.

                                      F-3


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to December 31, 1996
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                              Common                                                 Additional       During
                                   Stock     Subscribed    Preferred    Stock    Common     Stock      Paid-In       Development
                                  Shares      Amount         Shares     Amount   Shares     Amount     Capital          Stage
                                  ------      ------         ------     ------   ------     ------     -------          -----

December 10, 1993 (Inception)         -       $    -             -       $  -         -      $   -      $    -       $       -

Issuance of stock to officers
for cash, December 22, 1993,
$.04/share                            -            -             -          -    300,000        30       11,970              -

Issuance of Series A Convertible
Preferred Stock for mining
properties, at $10.00/share           -            -          300,000   3,000          -         -    2,997,000              -

Common stock subscribed by
officers and affiliates,
$1.00/share                     200,000           20                -       -          -         -      199,980              -
                                -------           --          -------   -----    -------      ----    ---------       ---------

December 31, 1993               200,000           20          300,000   3,000    300,000        30    3,208,950              -

Issuance of stock for cash,
$1.00/share                    (200,000)         (20)               -       -  1,350,000       135    1,134,285              -

Issuance of stock for cash,
$2.00/share                           -            -                -       -    248,396        25      483,499              -

Issuance of stock as dividend
on Series A Convertible
Preferred Stock, $2.11/share          -            -                -       -    127,702        13          (13)             -

Net loss                              -            -                -       -          -         -            -       (556,360)
                               --------          ---           -------  -----  ---------      ----   ----------      ---------

December 31, 1994                     -            -           300,000  3,000  2,026,098       203    4,826,721       (556,360)


continued on next page


                                                                  F-4


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to December 31, 1996
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                              Common                                                 Additional       During
                                   Stock     Subscribed    Preferred    Stock    Common     Stock      Paid-In       Development
                                  Shares      Amount         Shares     Amount   Shares     Amount     Capital          Stage
                                  ------      ------         ------     ------   ------     ------     -------          -----

Balance, December 31, 1994             -            -       300,000      3,000  2,026,098    203      4,826,721       (556,360)

Issuance of stock for cash,
$1.00/share (net of
issuance cost)                         -            -             -          -  2,776,100    278      2,770,822              -

Issuance of stock to short-term
lender, $1.00/share                    -            -             -          -      2,500      -          2,500              -

Exercise of stock option for
cash, $1.00/share                      -            -             -          -     75,000      8         74,992              -

Issuance of stock for legal fees,
$1.00/share                            -            -             -          -     15,000       1        14,999              -

Issuance of stock as dividend on
Series A Convertible Preferred
Stock, $1.67/share                     -            -             -          -    147,816      15           (15)             -

Net loss                               -            -             -          -          -       -             -      (1,638,830)
                                   -----        -----        ------      -----   --------     ---        ------      -----------

December 31, 1995                      -       $    -       300,000     $3,000  5,042,514    $505    $7,690,019     $(2,195,190)

Issuance of stock in conversion
of accounts payable to affiliates,
$1.00/share                            -            -             -          -  2,281,139     242     2,280,897               -

Conversion of Preferred Stock
into Common Stock, $1.72/share         -            -      (300,000)    (3,000) 1,750,000     175         2,825               -

Net loss                               -            -             -          -          -       -             -      (1,606,332)
                                   -----        -----       -------      -----  ---------     ---     ---------     -----------

December 31, 1996                      -       $    -             -      $   -  9,073,653    $922    $9,973,741     $(3,801,522)
                                   ======       =====        =======      ===== ==========   ====    ==========     ===========

                                        See accompanying notes to consolidated financial statements.

                                                                 F-5




GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated  Statements of Cash Flows
For the Years Ended December 31, 1996 and
1995, and from December 10, 1993 (Inception) to December 31, 1996

                                                                                                            For the Period from
                                                         For The Year                For The Year            December 10, 1993
                                                            Ended                       Ended                 (Inception) to
                                                         December 31,                December 31,              December 31,
                                                             1996                        1995                      1996
                                                         ------------                ------------           --------------------
Cash flows from operating activities:
  Interest income                                            1,873                     $    11,591               $    17,331
  Cash paid to suppliers                                  (600,930)                     (1,358,292)               (2,249,248)
                                                          --------                      ----------                ----------
   Cash used in operating activities                      (599,057)                     (1,346,701)               (2,231,917)
                                                          --------                      ----------                ----------
Cash flows from investing activities:
  Capital expenditures                                    (797,806)                     (1,173,333)               (2,693,989)
  Sale of surplus equipment, net                                 -                         630,000                   630,000
  Investment in Argentina claims                                 -                         (70,789)                 (167,077)
                                                          --------                      ----------                 ---------
    Cash used in investing activities                     (797,806)                       (614,122)               (2,231,066)
                                                          --------                      ----------                ----------

Cash flow from  financing  activities:
  Net advances from  Royalstar                           2,107,379                         387,204                 2,494,583
  Borrowings                                               154,294                               -                   154,294
  Funding of bank overdraft                                      -                               -                  (138,000)
  Cash received from sale of common stock                        -                       2,846,100                 4,676,024
  Obligations paid with common stock                      (423,080)                              -                  (423,080)
  Principal payments on note payable                      (450,844)                     (1,298,080)               (2,298,924)
                                                          --------                      ----------                ----------
    Cash provided by financing activities                1,387,749                       1,935,224                 4,464,897
                                                         ---------                       ---------                 ---------

Increase (decrease) in cash                                 (9,114)                        (25,599)                    1,914
Cash, beginning                                             11,028                          36,627                         -
                                                         ---------                       ---------                 ---------

Cash, ending                                             $   1,914                       $  11,028                 $   1,914
                                                         =========                       =========                 =========
Reconciliation of net loss to cash used
in operating activities:
  Net loss                                             $(1,606,332)                    $(1,638,830)              $(3,801,522)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                           21,143                           4,541                    28,642
    Interest expense                                       231,420                         195,573                   661,151
    Expenses paid with common stock                        514,293                               -                   514,293
    Write-off of investment in mineral claims                    -                          70,789                    70,789
    (Decrease) in other assets                             (26,780)                       (554,240)                 (598,363)
    Increase in current liabilities related to
     operations                                            267,199                         115,064                    432,691
    Increase in liabilities, long-term                           -                         460,402                    460,402
                                                       -----------                     -----------                -----------

  Net cash used in operating activities                $  (599,057)                    $(1,346,701)               $(2,231,917)
                                                       ===========                     ===========                ===========


                                 See accompanying notes to consolidated financial statements.

                                                          F-6



GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated  Statements of Cash Flows
For the Years Ended December 31, 1996 and
1995, and from December 10, 1993 (Inception) to December 31, 1996, continued

                                                                                                            For the Period from
                                                         For The Year                For The Year            December 10, 1993
                                                            Ended                       Ended                 (Inception) to
                                                         December 31,                December 31,              December 31,
                                                             1996                        1995                      1996
                                                         ------------                ------------           --------------------
Supplemental Cash Flow Information:

  Non-cash investing and financing activities
  excluded above-
    Preferred stock issued for property, plant
     and equipment                                         $       -                  $        -                $3,000,000
    Note issued for property, plant and
     equipment                                                     -                           -                 3,800,000
    Reclamation reserve assumed for property,
      plant and equipment                                          -                           -                   829,900
    Bank overdraft and other payables incurred
      to acquire property, plant and equipment
      and other assets                                             -                           -                   156,232
    Common stock subscription receivable                           -                           -                   150,000
    Common stock issued for legal services                         -                      15,000                    15,000
    Common stock issued to short term lender                       -                       2,500                     2,500
    Common stock issued for amounts due
      affiliated creditors                                   362,029                           -                   362,029
    Common stock issued for Series A
      Preferred Stock dividend                                     -                     247,500                   517,500
    Common stock issued for conversion of
      Series A Preferred Stock                               300,000                           -                 3,000,000
                                                             -------                  ----------               -----------

Net Non-Cash Investing and Financing Activities           $3,362,029                  $  265,000               $11,833,161
                                                          ==========                  ==========               ===========





                                   See accompanying notes to consolidated financial statements.



GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Organization Gold Capital Corporation (the "Company") was incorporated under the laws of the state of Colorado on December 10, 1993 to engage in development of gold mining projects. The Company's activities have been primarily limited to its formation, obtaining financing, acquisition of certain interests in mining properties and management of a mining joint venture. For the period from inception to December 31, 1996, the Company had no operations.

Consolidation The accompanying consolidated financial statements include the accounts of the Company and 100% of the assets and liabilities of the Tonkin Springs Project Joint Venture (the "Venture") of which the Company holds a 60% interest and is the manager. All significant intercompany accounts and transactions have been eliminated.

Exploration and Development Costs General exploration costs are expensed as incurred while exploration and acquisition costs related to projects are deferred until the properties are put into commercial production, sold, or abandoned. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also deferred. Costs incurred to maintain current production or to maintain properties on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

The Company periodically evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs to determine if these costs are equal to or in excess of their net realizable value. Net realizable value is defined as the estimated sales price in the ordinary course of business less reasonably predictable costs of completion and disposal. If such periodic evaluation indicates an impairment has occurred, write downs are made to the carrying value of capitalized mining costs and related property, plant and equipment to the net realizable value.

Equipment Vehicles and trailers are recorded at cost and depreciated using the straight-line method principally over estimated useful lives of three to five years.

Property Reclamation Costs The estimated reclamation costs associated with mineral properties are accrued and charged to operations over the expected life of each property using the units of production method. Ongoing environmental and reclamation expenditures are either charged against the reclamation reserve related to each property, or expensed as incurred if unrelated to an ore reserve.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE A  -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
            -----------------------------------------------------

Income Taxes The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109.") Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Loss Per Share Loss per share is based on the weighted average number of shares outstanding during the period. Convertible preferred stock, options and warrants have not been included in the computation of earnings per share because their effect would be antidilutive.

Use of Estimates The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B  -   CONTINUED OPERATIONS AND RECOVERABILITY OF MINING PROPERTIES AND
            EQUIPMENT
-----------------------------------------------------------------------------

During 1996, the Company was in the development stage and had not realized any revenues from its planned operations. The Company does not expect any revenues will be derived until a significant amount of additional capital is raised for further development and start-up costs. The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In connection with its acquisition and future development of the mining properties discussed above and in Notes D, F and H, the Company incurred significant obligations and the Company's continued existence and recoverability of mining properties and equipment is dependent upon its ability to raise additional capital or alternative funding, and ultimately achieve profitable operations. Future development costs are expected to be significant and include, among other costs, property holding costs, project engineering, capital and start-up costs, as well as costs to secure environmental bonding for the project.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE B  -   CONTINUED OPERATIONS AND RECOVERABILITY OF MINING PROPERTIES AND
EQUIPMENT, continued
--------------------------------------------------------------------------------

For much of 1996, Royalstar, a principal shareholder of the Company, funded operations of the Company through informal and unsecured advances. In August, 1996, Royalstar converted $1,919,110 of cash advances into 1,919,110 shares of common stock ($1.00 per share). As of December 31, 1996, the Royalstar Advances are $856,658. During 1996, the Royalstar Advances accrued interest at an annual rate reflecting the monthly prime rate as reported in the Wall Street Journal, totaling $87,808.

In connection with the Merger Agreement with Globex Mining Enterprises Inc. ("Globex"), a publicly traded corporation organized and existing under the laws of the Province of Quebec, Canada (See Note C), Globex has agreed to fund the financial obligations of the Company pending completion of the Merger (the "Globex Loan"). Subject to the terms and conditions of the Agreement between the parties, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Tonkin Springs Project, service the promissory note payable to U.S. Gold and pay other necessary and proper obligations and commitments of the Company. As of December 31, 1996, the balance of borrowings under the Globex Loan totalled $20,000. As of March 18, 1997, the principal balance of the Globex Loan is $697,493. The Globex Loan accrues interest at 2% over prime, is secured by all the assets of the Company and is due on or before August 30, 1997. TSVLP has agreed to share its collateral position in the Company's 60% interest in the assets of the Tonkin Springs Project and interest in the Venture, pari passu, with Globex under the terms of an Intercreditor Agreement dated January 16, 1997. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement.
Without continued funding from the Globex loan or finding other sources of funding, the Company is not able to meet its current obligations nor to provide for development costs associated with future obligations and operations relating to the Venture and other corporate objectives.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in (1) obtaining additional capital; (2) paying its obligations timely; (3) developing its properties to the commercial production stage; and (4) ultimately achieving profitable operations. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note C  -  PROPOSED MERGER
--------------------------

On December 20, 1996, the Company and Globex entered into an agreement in principal regarding a conditional offer by Globex to finance the Company and merge it with a subsidiary of Globex. Effective March 13, 1997, the Company and Globex executed an agreement (the "Merger Agreement" or "Merger") to merge with Globex. By virtue of the Merger, and subject to certain conditions, the Company would become a wholly-owned subsidiary of Globex.

The Merger is part of two separate, but related, transactions pursuant to which Globex proposes to acquire 100% of the Company's issued and outstanding Common Stock. Pursuant to the terms of the Merger Agreement, GME Merger Corporation, a Colorado corporation wholly owned by Globex, would be merged with and into the Company (the "Surviving Corporation"), which corporation would survive the
Merger. The 4,654,543 shares of the Company's Common Stock issued and outstanding prior to the Merger and not owned by Royalstar Resources Ltd. ("Royalstar") would be converted into the right to receive 1,285,067 shares of Globex Common Stock. The shares proposed to be issued by Globex would be registered under relevant provisions of the Securities Act of 1933, as amended, and qualified under applicable state Blue Sky laws. The Common Stock owned by Royalstar, the Company's single largest shareholder, would be acquired by Globex in a separate transaction (the "Acquisition"), anticipated to be completed contemporaneously with the Merger. When both transactions are completed, Globex would own 100% of the issued and outstanding shares of Common Stock of the Company.

Both the Merger and Acquisition are subject to certain conditions. Prior to consummation of the Merger, the following conditions, among others, must be satisfied: i) receipt of an effective date by Globex for a registration statement covering its stock proposed to be issued in connection with the Merger; ii) receipt of financing by Globex; iii) approval of the Merger by the Company's shareholders; and (iv) approval of various regulatory agencies. The consummation of the Acquisition is subject to finalization of an agreement between Globex and Royalstar, in addition to shareholder approval and other conditions precedent. The respective Boards of Directors of the Company and Globex intend to proceed promptly and use their reasonable best efforts to complete the Merger and Acquisition.

Pending completion of the Merger, Globex has acquired an option to purchase the 2,287,547 shares of Common Stock of the Company owned by U.S. Gold Corporation and TSVLP and an irrevocable proxy to vote all of those shares in favor of the Merger. The Common Stock owned by U.S. Gold and subject to the option and proxy represents approximately 25.2% of the currently issued and outstanding Common Stock of the Company.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


Note C  -  Proposed Merger, continued
-------------------------------------

Upon satisfaction of the conditions precedent and completion of the Merger, it is contemplated that the Board of Directors of the Company will be changed. The officers and directors of GME Merging Corporation, all of which have been nominated by Globex, will be the officers and directors of the Surviving Corporation after the Merger.


NOTE D  -  MINING PROPERTIES
----------------------------

Tonkin Springs:
---------------

On December 31, 1993 (the "Closing"), the Company entered into a Purchase and Sale Agreement (Purchase Agreement) with Tonkin Springs Venture Limited Partnership ("TSVLP") whereby the Company acquired a 60% undivided interest in certain properties and obligations of the Project (the "Properties") located in Eureka County, Nevada. At closing the Company and TSVLP entered into the Venture agreement to manage and develop mining operations on the Properties. The Company was designated the manager under the Venture and is allowed to charge the Venture $5,000 per month to cover its overhead and expenses related to the conduct of operations of the Venture. During 1996 and 1995, the Company charged the Venture a total of $120,000. This amount is eliminated in consolidation.

The Company acquired its 60% interest in the Properties from TSVLP for a purchase price and other consideration of approximately $7,830,000 representing the estimated fair market value of the assets. The purchase price included $200,000 in cash at Closing; delivery of a mortgage note in the amount of $3.8 million (the "Promissory Note") (see Note F); 300,000 shares of the Company's
Series A Preferred Stock ("Preferred Stock") having an assigned value of $3 million (see Note I) and the assumption of 60% of a reclamation obligation recorded at $829,900 (see Note E).

As part of the Purchase and Venture Agreements, the Company agreed to fund 100% of the holding, development and administrative costs relating to the Properties up until commencement of commercial production. The Company shall be reimbursed for expenditures, up to $6 million ("Reimbursable Costs"), from a preferential portion of cash flows from the operations of the Venture, if any. Expenditures in excess of $6 million will be considered contributions to the Venture. Through December 31, 1996, the Company has incurred approximately $3,725,000 in net Reimbursable Costs.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE D  -  MINING PROPERTIES, continued
----------------------------------------

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

Activities on the Properties are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate significant capital outlays, affect the economics of a given project, and cause material changes or delays in the Company's intended activities.

The Property includes several blocks of unpatented mining claims that are subject to certain production royalties through mining leases or previous property acquisitions from third parties. The royalty payment obligations are based on percentages ranging from 1% to 5% of production revenues and the spot prices of metals at the time of production. One lease requires advance minimum royalty ("AMR") payments of the greater of $150,000 or the dollar equivalent of 455 ounces of gold and annual work commitment expenditures of $300,000 or the dollar equivalent of 909 ounces of gold. However, this lease also allows the AMR payments to be recouped from subsequent production royalty obligations and for work commitment expenditure overages to be carried forward and credited against subsequent years obligations. All leases require the Company to pay annual claim fees to hold the claims.

During 1995, the Tonkin Springs Project made a distribution to the participants of $640,000 in net proceeds from the sale of a surplus sag mill at the Project with the Company receiving $384,000 and TSVLP receiving $256,000. No gain or loss was recognized related to the sale.

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets" (FAS 121). This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. The Company does not believe the impact of this standard on the Company's financial statements to be material.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE D  -  MINING PROPERTIES, continued
---------------------------------------

Argentina Mineral Claims:
-------------------------

During 1994, the Company entered into an agreement whereby the Company acquired a 100% interest in various mineral claims in Argentina, which agreement was amended in 1995. Under the amended agreement, the Company acquired its interest for $120,000, and an agreement to pay the seller 15% of any net profits and 1% of any net revenues derived from these claims as defined by the purchase agreement. In order to maintain the validity of these exploration claims during 1995 and beyond, additional expenditures were required.

Given the limited financial resources available to the Company during this period, the decision was made not to maintain these exploration claims. Therefore, an expense charge of $167,077 was taken in 1995 representing the write-off of the investment associated with the exploration claims in Argentina.

NOTE E  -   RECLAMATION OBLIGATION
----------------------------------

In addition to the funding requirements relating to the Company's investment in the Venture (Note D), the Company agreed to assume a proportionate share of certain obligations of TSVLP related to the Properties. Included among these obligations is the estimated cost of the reclamation of the Properties described in Note D. The total cost is approximately $1.47 million, of which the Company's share is approximately $829,900. The total obligation has been reflected in the accompanying consolidated financial statements of the Company. In order to secure the reclamation of the Properties, the Federal Bureau of Land Management and the State of Nevada have required a $1.3 million bond to be provided before mining operations are recommenced. If mining operations at the Properties are recommenced, which is the intent of the Venture, the agencies described above may increase the bonding requirement, the extent of which cannot be determined at this time.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE F  -   NOTE PAYABLE
------------------------

At December 31, 1996 the Company has a $1,501,076 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Properties (Note D). The Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance, with interest payments due at the end of each calendar year. Accrued interest for 1996 of $129,569 was paid January 16, 1997 along with $11,431 applied to the principal balance under the Note from partial proceeds of borrowings under the Globex Loan. TSVLP also agreed in conjunction with the Globex Loan, that monthly note payments commencing February 1, 1997 would continue at $50,000 per month until the earlier of August 1, 1997, or the completion of the Globex Merger, after which monthly payments under the Note would be subject to the existing terms of the Note.

The principal balance of $1,501,076 is payable as follows:

(1) Monthly installments of $11,431 in January, 1997, and thereafter at $50,000 per month until the Company has raised an aggregate of $4,000,000 in financing subsequent to the June, 1995 transaction with Royalstar as discussed in Note I, or until the Note is paid in full.

(2) Monthly installments of $75,000 subsequent to the Company raising an aggregate of $4,000,000 in new financing (approximately $3 million in new financing has been arranged through December 31, 1996).

The Company's obligations under the promissory note and certain of the Company's obligations under the Venture agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project. The Company is in technical default in its performance as manager of the Venture. The inability of the Company to satisfy the terms of the promissory note and the Venture agreement in the future could, if not cured subsequent to written notice, cause the Company to forfeit its interest in the Project.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE F  -   NOTE PAYABLE, continued
------------------------------------

The future annual minimum principal payments as of December 31, 1996 are as follows:

         1997                        $  561,413
         1998                           600,000
         1999                           339,663
                                     ----------
                                     $1,501,076
                                     ==========

Note G  -   ROYALSTAR ADVANCES
------------------------------

During the fourth quarter of 1995, the Company required additional funding to maintain its operations and to meet its immediate financial obligations. Certain limited funding was provided the Company by Royalstar on an unsecured basis. In August 1996, the Company approved the conversion of $1,919,110 in Royalstar Advances into 1,919,110 shares of common stock at $1.00 per share. These advances continued until the fourth quarter of 1996, when Royalstar informed the Company of the inability of Royalstar to continue funding of the Company. As of December 31, 1996, the balance of the Royalstar Advances are $856,821, which is classified as a current liability.

Note H  -   OTHER OBLIGATIONS
-----------------------------

Sea Gull Obligation
-------------------

On November 1, 1996, the Company received funds in the amount of $185,350 (Canadian $250,000) from Sea Gull Leasing Ltd., a private company (the "Sea Gull Obligation"). This transaction with Sea Gull was arranged on behalf of the Company by its former president and chief executive officer, Mr. John Young, who resigned all his positions with the Company effective December 4, 1996. On November 1, 1996, the Company disbursed $74,140 (Canadian $100,000) of the Sea Gull proceeds directly to Attwood Gold Corporation ("Attwood"). In addition to the funds directly received by the Company from Sea Gull, a payment of $20,284 by Sea Gull directly to a vendor of the Venture was made on behalf of the Company. No note or other documentation exists related to the Sea Gull
Obligation. Sea Gull has initiated legal actions to recover $205,634 plus interest and costs from the Company (See Note K).

Royalstar provided the Company a written but conditional commitment of indemnity dated January 14, 1997, concerning and related to the Sea Gull Obligation (the "Indemnity"). The Company has given Royalstar notice that it intends to invoke the Indemnity with regard to the legal action initiated by Sea Gull and has further requested Royalstar and Attwood to resolve the claim. The Company has

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


Note H  -   Other Obligations, continued
-----------------------------------------

included the Sea Gull Obligation, reduced by the claim of the Company against Attwood, on the balance sheet as of December 31, 1996 in Other obligations, net.

Globex Mining Enterprises, Inc.
-------------------------------

As discussed in more detail in Notes B and C, the Company and Globex entered into the Globex Loan, which as of December 31, 1996 had an outstanding balance of $20,000. This amount is included in the Globex Loan agreement dated January 16, 1997.

NOTE I  -   STOCKHOLDERS' EQUITY
--------------------------------

Common Stock:
-------------

On August 20, 1996, the Company issued 1,919,110 shares of common stock to Royalstar at $1.00 per share, as conversion of $1,919,110 in Royalstar Advances. Effective December 19, 1996, the Company issued 242,029 shares of common stock to U.S. Gold Corporation ("U.S. Gold") at $1.00 per share, as conversion of $242,029 in amounts due to U.S. Gold for staff support, overhead and expenses charged the Company under a month-to-month office services and support agreement. U.S. Gold is the effective parent of TSVLP. On December 19, 1996, the Company issued 120,000 shares of common stock to MCM Capital Management, Inc. ("MCM") at $1.00 per share, as conversion of $120,000 in amounts due MCM under a secretarial and management services agreement dated. MCM is controlled by two directors of the Company.

Effective December 31, 1996, TSVLP converted its 300,000 shares of Series A Preferred Stock of the Company into 1,750,000 shares of Common Stock at an effective conversion price of $1.72 per share.

On March 9, 1995, the Company commenced sale of up to 600,000 shares of common stock at a price of $1.00 per share under a private placement offering limited to accredited investors. The shares were offered pursuant to an exemption from the registration requirements imposed by the Securities Act of 1933, as amended ("1933 Act"), and applicable state security laws, and accordingly, may not be resold without registration or an exemption from such registration. The Company has agreed to register the shares included in this private placement offering. Through the termination date of this offering, May 8, 1995, the Company sold a total of 576,100 shares and received gross proceed of $576,100 thereunder.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE I  -   STOCKHOLDERS' EQUITY, continued
-------------------------------------------

Common Stock:, continued
-------------------------

On April 13, 1995, the Company entered into an option agreement with Royalstar whereby Royalstar purchased, effective June 22, 1995, 2,200,000 shares of common stock of the Company for an aggregate of $2.2 million (the "Option.") Concurrent with the Option, Royalstar purchased 300,000 shares of common stock of the Company under the March 9, 1995 private placement offering discussed above. Effective June 22, 1995, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar pursuant to the terms of the Option. This private placement was completed pursuant to Regulation D of the Securities Act of 1933, as amended, and the shares sold in the transaction were "restricted" within the meaning of the 1933 Act and bore a restrictive legend. However, the Company undertook to register the shares of common stock sold to Royalstar. The price per share received by the Company in the offering was determined in the Option agreement of April 13, 1995 which price represented a discount from the trading price of the Company's common stock at that time. The June 22, 1995 transaction resulted in a change in control of the Company whereby Royalstar acquired voting control of the Company. At December 31, 1996, Royalstar owns an aggregate of 4,419,110 shares of common stock, representing approximately 48.7% of the issued and outstanding voting stock of the Company.

During the year ended December 31, 1994, the Company completed an offering of 450,000 units, to which 200,000 units were subscribed to as of December 31, 1993. Each unit consisted of two shares of common stock and one common stock purchase warrant, at a price of $2.00 per unit. During 1994, all related warrants to purchase 450,000 shares of common stock were exercised. The Company received net proceeds of $1,134,420 from this offering and the exercise of the related warrants. Two related entities with common officers and directors, purchased 50,000 units of the offering.

On August 5, 1994, the Company commenced sale under a public offering of up to 500,000 units consisting of one share of common stock and one common stock warrant to purchase one share of common stock for $5.00 per share. The warrants are exercisable through August 31, 1997 and callable upon 30 days written notice. Through the termination date of this offering, November 29, 1994, the Company sold a total of 248,396 units and received net proceeds of $483,524.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE I  -   STOCKHOLDERS' EQUITY, continued
------------------------------------------

Preferred Stock:
----------------

As discussed in Note D, the Company issued 300,000 shares of Series A Preferred Stock having an assigned value of $10 per share, or $3 million, to TSVLP as part of the purchase price of its 60% interest in the Properties. The value of the Series A Preferred Stock was determined based on the estimated fair market value of the properties of approximately $7.9 million, exclusive of the cash, promissory note and liabilities assumed by the Company in connection with the transaction. The fair market value of the assets, in turn, was determined in negotiations between the parties. While no single factor was determinative, the factors considered included the historical cost of the leases and facilities, expenditures for exploration and development of the Properties prior to the acquisition by the Company, anticipated future expenses for exploration and development, the prior sale of a majority interest in the Properties and economic forecasts for production from the assets.

The Series A Preferred Stock called for cumulative preferred dividends of 9% per annum payable annually in cash or, at the discretion of the Company, in common stock of the Company (based upon the average stock price for the prior year), through November 30, 1995. For fiscal years 1995 and 1994, the Company issued 147,816 and 127,702 shares, respectively, of unregistered common stock in satisfaction of the preferred stock dividend of $247,500 and $270,000, respectively. As noted above, the Series A Preferred shares were converted effective December 31, 1996 into 1,750,000 shares of common stock. The Company has granted U.S. Gold and TSVLP a one time registration right for all shares of Common Stock then owned by U.S. Gold and TSVLP.

The Company has 5,000,000 authorized but unissued shares of preferred stock which may be issued in such series and preferences as determined by the Company's Board of Directors.

Stock Option Plan:
------------------

During 1994, the Company adopted its Non-Qualified Stock Option and Stock Grant Plan (the "Plan") for the benefit of its officers, directors and other personnel and has reserved an aggregate of 1,500,000 common shares, subsequently increased in 1995 to 2,500,000 common shares, for issuance under the Plan. During 1996, options to purchase 100,000 shares at $1.00 per share were granted and options to purchase 262,500 shares at $1.37 to $1.44 per share expired. As of December 31, 1996, the Company has outstanding options to purchase up to 1,962,500 common shares under the Plan at prices of $1.00 per share (for 650,000 shares), $1.25 per share (for 1,050,000 shares), and $1.44 per share (for 262,500 shares) with various expiration dates from year 2000 to 2005. As of March 27, 1997, options to purchase 862,500 shares have expired.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE I  -   STOCKHOLDERS' EQUITY, continued
-------------------------------------------

Stock Option Plan (continued)
-----------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1995 grants: dividend yield of 0%; expected volatility of 32.16%; risk free interest rate of 5.56%; and expected life of 9.43 years.

The Company applies APB Opinion 25 in accounting for the Plan. Accordingly, no compensation expense has been recognized for 1996 or 1995. Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have been reduced as follows:

                                       1996                       1995
                                       ----                       ----
         Net loss:
           As reported              $(1,606,332)              $(1,886,330)
                                    ============              ============
           Pro forma                $(1,620,542)              $(3,032,503)
                                    ============              ============

         Net loss per share:
           As reported              $(0.28)                   $(0.51)
                                    =======                   =======
           Pro forma                $(0.28)                   $(0.83)
                                    =======                   =======

--------------------------------------------

-----------------------------

Under the accounting provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                                                 1996                                         1995
                                    ------------------------------              -----------------------------

                                                         Range of                                  Range of
                                                         Exercise                                  Exercise
                                      Shares              Prices                   Shares           Prices
                                      ------              ------                   ------           ------

Outstanding, beginning
  of year                            2,125,000         $1.00-1.44                1,050,000        $1.00-2.00
  Granted                              100,000         $1.00                     1,575,000        $1.25-1.44
  Exercised                                  -          -                           75,000        $1.00
  Canceled or expired                  262,500         $1.37-1.44                  425,000        $1.00-2.00
                                   -----------        -----------               ----------        ----------
Outstanding, end of year             1,962,500         $1.00-1.44                2,125,000        $0.28-$0.47
                                   ===========                                  ==========

Options exercisable,
  end of year                        1,895,833         $1.00-1.44                2,058,333        $1.00-1.44

Weighted average fair
  value of option
  granted during year               $0.75                                        $1.33
                                    =====


The following table summarizes information about stock options outstanding at December 31, 1996:



                           Options Outstanding                             Options Exercisable
                           -------------------                             -------------------
                                          Weighted
                                          Average
                                          Remaining
         Exercise                         Contractual        Exercise                          Exercise
         Price               Number         life              Price               Number         Price
         ------            -----------      ----              -----             -----------      -----
         $1.00                650,000       7.6 years         $1.00                583,333       $1.00
         $1.25              1,050,000       8.0 years         $1.25              1,050,000       $1.25
         $1.44                262,500       8.5 years         $1.44                262,500       $1.44

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE J  -  INCOME TAXES
-----------------------

The components of net deferred tax assets, all of which are long-term, are as follows at December 31, 1996:

    Net operating loss                                           $   847,841
    Tax differences from property
     development expenditures and
     from depreciation of Project assets                           2,166,689
    Less valuation allowance                                      (3,014,530)
                                                                  ----------
                                                                 $         -
                                                                 ===========

The long-term deferred tax assets are principally attributable to the net operating loss carryforwards and property development expenditures deductible for taxes but capitalized for book purposes. A valuation allowance has been established for the entire amount of the deferred tax asset, which increased $1,099,530 from December 31, 1995. The net operating loss carryforward as of December 31, 1996 is approximately $6,373,000, which will expire through year 2011. In the transaction entered into June 22, 1995 (see Note I), the Company believes it had an ownership change, as that term is defined under IRC Section 382 (g). As a result, the tax net operating loss carry forwards will be subject to annual limitations under IRC Section 382, following the date of such ownership change.

NOTE K  -  COMMITMENTS AND CONTINGENCIES
----------------------------------------

The Company and the Tonkin Springs Project Joint Venture are parties to certain litigation primarily involving claims that the Company has not paid contractors and creditors for amounts due, and a lawsuit by Sea Gull for return of funds provided to the Company (See Note H).

An action entitled "Canyon Construction Company ("Canyon") v. Tonkin Springs Gold Mining Company, and Does I-V," was filed in the Nevada State Court, Case No. 28416 on December 19, 1996. Tonkin Springs Gold Mining Company is a wholly-owned subsidiary of U.S. Gold Corporation. The Canyon action was amended to include the Company as a named defendant. The complaint alleges that the Company has failed and refused to pay amounts due to Canyon for performance under a construction contract dated August 9, 1996, and Canyon has filed a Notice of Claim of Lien dated March 7, 1997, on the Tonkin Springs Project Joint Venture. The Canyon contract was entered into by the Company on behalf of the Tonkin Springs Project Joint Venture. Canyon claimed that they are owed approximately $191,956.72 plus interest and damages. The Company is responsible for funding of all costs of the Project until Commencement of Commercial Production, and is obligated to keep the Tonkin Springs Project and assets free and clear of any liens.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)


NOTE K - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

In addition, there are a number of creditors who are owned monies by the Company which creditors could bring various legal actions against the Company and the Tonkin Springs Project Joint Venture, some of which could involve the filing of liens.

NOTE L  -   RELATED PARTY TRANSACTIONS
--------------------------------------

Royalstar
---------

Effective June 22, 1995, the Company completed the sale of 2,200,000 shares of its common stock in a private placement to Royalstar, which resulted in a change in control, as discussed in Note I. Through October, 1996, the Company continued essential operations through unsecured advances from Royalstar. For the period from January 1 to November 30, 1996, the Company was charged $134,912 by Royalstar for staff and office support. During 1995, the Company was charges a total of $30,000 for Mr. Young, and $10,000 for Mr. Berry under this arrangement, as well as $17,500 in office and staff support. At December 31, 1996, the Company had advances payable to Royalstar of $856,821.

U.S. Gold
---------

The Company has a month-to-month agreement with U.S. Gold to provide the Company secretarial and administrative assistance, for $1,850 per month totalling $22,200 during 1996 and 1995. The Company also contracts for consulting services from certain employees of U.S. Gold on an as-needed basis. The Company accrued an aggregate of $199,944 during 1996 and $107,426 in 1995 pursuant to this arrangement. Effective December 19, 1996, U.S. Gold converted $242,029 owned by the Company under these arrangements into 242,029 shares of Common Stock at $1.00 per share. At December 31, 1996, the Company had accounts payable to U.S. Gold of $946.

Other
-----

The Company entered into an agreement to pay $2,000 per month with a related party, MCM Capital Management, Inc. (MCM), for financial consulting services for the Company in Colorado Springs, Colorado, which agreement was modified to $10,000 per month effective July 1, 1995, as well as out-of-pocket expenses incurred by MCM on behalf of the Company. MCM is a stockholder and has common directors with the Company. The Company paid or accrued a total of $114,285 to

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE L  -   RELATED PARTY TRANSACTIONS, continued
--------------------------------------------------

MCM during 1996 and $106,362 in 1995 under this arrangement. Effective December 19, 1996, MCM converted $120,000 owned by the Company under these arrangements into 120,000 shares of Common Stock at $1.00 per share.

NOTE M  -   Selected Quarterly Financial Information (unaudited)
----------------------------------------------------------------

                                                     Per share data-
                                    Net Loss         Loss Per Share
         1996
         First Quarter              $ 380,133        $0.08
         Second Quarter             $ 414,632        $0.09
         Third Quarter              $ 470,978        $0.09
         Fourth Quarter             $ 340,589        $0.02

         1995
         First Quarter              $ 163,797        $0.08
         Second Quarter             $ 265,726        $0.10
         Third Quarter              $ 367,060        $0.08
         Fourth Quarter             $ 842,247        $0.17

     During the fourth quarter of 1995, certain year-end adjustments were made to expense property maintenance costs. The aggregate effect of these adjustments was to increase net loss for the fourth quarter by $609,424 ($0.17 per share).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -------------------------------------------------

     None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers:

      Name                    Age               Position
      ----                    ---               --------

   Bill M. Conrad              40              President and Director
   Raymond E. McElhaney        40              Secretary, Treasurer and Director
   William W. Reid             48              Director

     Each director is serving a term of office which shall continue until the next annual meeting of Shareholders and until his successor has been duly elected or appointed and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

     No family relationships exist between any of the officers and directors of the Company.

     BILL M. CONRAD. Mr. Conrad has been a director of the Company since its inception and was elected as President in December, 1996, following the resignation of Mr. John Young. Mr. Conrad also held the position of Treasurer from the Company's inception in 1993 until June 22, 1995. Since July, 1996, Mr. Conrad has also been Vice President and Director of Wallstreet Racing Stables, Inc., a Colorado corporation engaged in the acquisition, training and racing of thoroughbred race horses. From September, 1989 to January, 1997, Mr. Conrad was also Vice President of Corporate Development and a director of Consolidated Capital of North America, Inc., a publicly traded corporation engaged in the real estate industry. Concurrent with those positions, Mr. Conrad is also Vice President and a director of MCM Capital Management, Inc., a privately held financial consulting and investor relations firm, a position which he has occupied since September, 1989. From August, 1991 to October, 1992, Mr. Conrad was a registered representative for Rocky Mountain Securities, a NASD member firm located in Denver, Colorado.

     RAYMOND E. McELHANEY. Mr. McElhaney has been a Director of the Company since its inception and was elected to the position of Secretary in December, 1996. He also served as Secretary from the Company's inception to June, 1995. From July, 1995 to the present, Mr. McElhaney has been President and a director of Wallstreet Racing Stables, Inc. and from 1984 to the present, President and a director of MCM. From 1987 to January, 1997, he served as the president, treasurer, chief executive and financial officer and a director of Consolidated Capital of North America, Inc. From July, 1992 to October, 1992, Mr. McElhaney was affiliated with Rocky Mountain Securities, Inc., a NASD member firm, as a sales representative.

     WILLIAM W. REID. Mr. Reid has been a director of the Company since December 31, 1993. Mr. Reid was appointed as a director of the Company pursuant to the terms of the Company's Series A Convertible Preferred Shares. Mr. Reid has been president, chief executive officer and a director of U.S. Gold Corporation, a publicly-traded Colorado corporation since its inception in 1979. USGL is engaged in the business of acquiring and developing gold mining projects in the United States. Through wholly-owned subsidiaries, USGL owns 100% of Tonkin Springs Venture Limited Partnership, from which the Company acquired its interest in the Tonkin Springs Project in December, 1993. TSVLP owns the remaining 40% interest in the Tonkin Springs Project and TSVLP and U.S. Gold are the owner of an aggregate of 2,287,547 shares of the Company's common stock.

     The Company also has the following significant employee:

     George Newell, Project Manager, Tonkin Springs Project. Mr. Newell was employed as the project manager of Tonkin Springs in May, 1996. Mr. Newell has held various positions in mining and processing operating management including plant superintendent at the Buckskin Operation, in Yerington, Nevada, from 1988 through 1995.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     The following sets forth each officer, director or beneficial owner of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act that failed to file on a timely basis Forms 3, 4 or 5 as required by Section 16(a) during the last fiscal year, based solely upon copies of Forms 3, 4 and 5 received by the Company:

   Name of Entity             No. of Transactions          Required Form
   --------------             -------------------          -------------

   John M. Young                      1                      Form 4 (1)

----------
(1) The reporting person never filed on a Form 4 for transactions dated August, 1996.

     All members of the Board of Directors have attended a minimum of 75 percent of all meetings of the Board.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------

     Neither Mr. Conrad nor Mr. McElhaney receive any direct compensation for their services as officers of the Company. However, Mr. Conrad and Mr. McElhaney are reimbursed for out-of-pocket expenses incurred on behalf of the interests and activities of the Company. The following table summarizes total compensation of the Executive Officers of the Company for the Company's last three years:




                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                                Summary Compensation Table

                                Annual Compensation             Long Term Compensation
                                -------------------             ----------------------
                                                 Other                  Awards              All
Name and Principal                              Annual                  ------              Other
Position                   Year     Salary      Compensation      Stock Options Granted     Compensation
--------                   ----     ------      ------------      ---------------------     ------------

Bill M. Conrad,            1996      $0               $0                       0              $      0
President and CEO          1995       0                0                 100,000                     0
                           1994       0                0                  75,000                     0

Raymond E. McElhaney       1996       0                0                       0                     0
Secretary/Treasurer        1995       0                0                 100,000                     0
                           1994       0                0                  75,000                     0

John Young,                1996       0(1)             0                       0                     0(1)
President and CEO (1)      1995       0(1)             0                 600,000                     0(1)
                           1994       0(1)             0                       0                     0

Charles E. Stott, Jr.      1995      55,000            0                       0                90,436(2)
President and CEO (2)      1994      91,000            0                 400,000                     0

Kenneth Berry,             1996       0(1)             0                       0                     0
Treasurer and              1995       0(1)             0                 162,500                     0(1)
Secretary (1)              1994       0(1)             0                       0                     0
----------------

(1) The Company had an informal agreement under which the Company pays a fixed allocation to Royalstar for Mr. Young and Mr Berry of which the named individuals are or were executive officers. This agreement was terminated effective December 4, 1996, with the resignation of Mr. John Young as president, chief executive officer, chairman of the board, and a director of the Company. Effective September 30, 1996, Mr. Berry resigned his positions with the Company. During 1996, the Company was charged a total of $66,000 for Mr. Young, and $20,000 for Mr. Berry under this arrangement, while during 1995, the Company was charged a total of $30,000 for Mr. Young, and $10,000 for Mr. Berry.

(2) Effective June 22, 1995, and related to the transaction with Royalstar, Mr. Stott resigned as President and Chief Executive Officer, as well as a member of the Board of Directors. Mr. Stott received $90,436 in cancellation of his employment contract with the Company.

Option Grants in Last Fiscal Year

     The Company granted no options to its officers and directors during fiscal 1996.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

     Shown below is information at December 31, 1996 with respect to the unexercised options to purchase the Company's common stock to the Named Officers under the Non- Qualified Stock Option and Stock Grant Plan. The Named Officers did not exercise any stock options during 1996.


                               Shares          Number of Unexercised        Value of Unexercised
                               Acquired        Options Held at              In-the-Money Options at
    Name                       on Exercise     December 31, 1996            December 31, 1996
    ----                       -----------     -----------------            -----------------

Bill M. Conrad                     0                175,000                     $  0
Raymond E. McElhaney               0                175,000                     $  0
John M. Young                      0                600,000                     $  0
Kenneth Berry                      0                162,500                     $  0
Charlie Stott                      0                      0                     $  0


(1) Based upon the mean of the closing bid and ask price as reported by certain market makers on that date.

Compensation of Directors

     The Company reimburses the outside directors for reasonable expenses incurred by them in attending meetings of the Board of Directors or of Committees of the Board. No such expenses were incurred or reimbursed during the year ended December 31, 1996. Directors do not receive compensation for their director responsibilities over their normal compensation if also employees, although the Company may provide such compensation in the future. In addition, during 1996, the Company was charged $74,603 by U.S. Gold under a month-to-month agreement for a portion of time spent by William W. Reid on behalf of the Company.

     No grants of stock options were made pursuant to the Non-Qualified Stock Option and Stock Grant Plan during 1996 to directors.

     During 1996, the Company granted options for a total of 100,000 shares at an exercise price of $1.00 per share, and options for 262,500 expired. Subsequent to December 31, 1996, but prior to filing this Report, options for 862,500 also expired.

Non-Qualified Stock Option and Stock Grant Plan

     The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan (the "Plan") for the benefit of key personnel and others providing significant services to the Company. An aggregate of 2,500,000 shares of Common Stock has been reserved for issuance under the Plan. As of March 5, 1997, options to acquire a total of 1,100,000 shares of Common Stock at exercise prices ranging from $1.00-$1.25 per share had been granted and are outstanding pursuant to the Plan.

     The Plan is administered by the Board of Directors, which selects optionees and recipients of any stock grants, the number of shares and the terms and conditions of any options or grants to key persons defined in the Plan. In determining the value of services rendered to the Company, the Board considers, among other things, such person's employment position and relationship with the Company, his duties and responsibilities, ability, productivity, length of service or association, morale, interest in the Company, recommendation by supervisors and the value of comparable services rendered by others in the community. All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the shares of Common Stock on the date of grant.

     There is no taxable income to an optionee as a result of the grant of a Non-Qualified Stock Option unless the grant is at less than fair market value. However, an optionee incurs taxable income upon the exercise of a Non-Qualified Stock Option based on the difference between the fair value of the stock at the time of exercise and the option price. The Company is not entitled to a tax deduction upon the grant of a Non-Qualified Stock Option, but is entitled to a tax deduction upon exercise corresponding to the optionee's taxable income.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     As of December 31, 1996, a total of 9,073,653 shares of Common Stock, the Company's only class of voting securities, were issued and outstanding. The following table sets forth as of December 31, 1996, certain information with respect to the Company's Common Stock owned of record or beneficially by (i) each officer or director of the Company, (ii) each person known by the Company who owns beneficially more than five percent of the Company's outstanding Common Stock, and (iii) all directors and officers as a group. Unless otherwise indicated, the type of ownership is direct.









                      (THIS SPACE INTENTIONALLY LEFT BLANK)


Name and Address of                     Number of                     Percent of Class
Beneficial Owner                         Shares                      Beneficially Owned
----------------                         ------                      ------------------

Officers and Directors
----------------------

Bill M. Conrad                          399,700(1)(2)                       4.3%
  5525 Erindale Drive
  Colorado Springs, CO 80918

Raymond E. McElhaney                    407,500(1)(2)                       4.4%
  5525 Erindale Drive
  Colorado Springs, CO 80918

William W. Reid                       2,739,547(3)                         28.6%
  55 Madison, Suite 700
  Denver, CO 80206

Principal Shareholders
----------------------

Royalstar Resources Limited           4,419,110                            48.7%
  1055 West Hastings Street
  Vancouver, British Columbia
  CANADA V6E 2E9

Tonkin Springs Venture Limited        2,287,547(4)                         25.2%
Partnership and
U.S. Gold Corporation
  55 Madison, Suite 700
  Denver, Colorado 80206

Globex Mining Enterprises Inc.        2,287,547(5)                         25.2%
 146 14th Street
 Rouyn-Noranda
 Quebec, CANADA J9  2J3


All Directors and Executive
Officers as a Group (3 persons)       3,401,747(1)(2)(3)                   34.4%

----------
(1) Includes 75,000 shares of Common Stock underlying options at an exercise price of $1.00 per share, and 100,000 shares underlying options with an exercise price of $1.25 per share, exercisable through February 6, 2004.

(2) Includes 145,000 shares of Common Stock owned by MCM Capital Management, Inc., of which Messrs. McElhaney and Conrad are officers, directors and principal shareholders. Messrs. McElhaney and Conrad disclaim beneficial ownership of said shares.

(3) Includes 2,287,547 shares owned by TSVLP, owned by a wholly-owned subsidiaries of U.S. Gold of which Mr. Reid is an officer and director; 300,000 shares of Common Stock underlying options from the Company at an exercise price of $1.00 per share; 150,000 shares underlying an option with an exercise price of $1.25, and 2,000 shares of Common Stock held by Mr. Reid's wife.

(4) Tonkin Springs Venture Limited Partnership is owned by wholly-owned subsidiaries of U.S. Gold Corporation.

(5) Includes 2,287,547 shares of Company Common Stock over which the reporting person has voting power by virtue of an Option Agreement with USGL, dated January 16, 1997.

Change in Control

     Effective December 4, 1996, Mr. John Young, the former president, chief executive office and director of the Company resigned his positions. Mr. Young is also president and chief executive officer of Royalstar. At December 31, 1996, Royalstar owned an aggregate of 4,419,110 shares of common stock, representing approximately 48.7% of the presently issued and outstanding voting stock of the Company. Prior to Mr. Young's resignation, three other directors who had also been nominated to their positions by Royalstar had tendered their resignations. The three remaining directors of the Corporation, which includes two of the original founders, have assumed responsibilities for the affairs of the Corporation, with Mr. Conrad serving as president. While individuals representing Royalstar have resigned their positions with the Company, Royalstar, by virtue of number of common shares owned, is still in a position to exert controlling influence on the Company, should it determine to do so.

     If the Merger with the Company and acquisition of Common Stock from Royalstar are completed, Globex would acquire 100% of the issued and outstanding Common Stock of the Company. Such events would effectively eliminate the voting majority presently held by Royalstar and result in a change of control in the Company. However, the Merger is subject to certain conditions. (See "Item 1. Business")

ITEM 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Royalstar Resources Ltd.

     During  the years  ended  December  31,  1996 and  1995,  the  Company  was essentially funded by advances from Royalstar Resources Ltd., its largest shareholder. Royalstar acquired that position during April and June, 1995, when it acquired an aggregate of 2,500,000 shares of the Company's Common Stock for a total purchase price of $2,500,000. Mr. John Young, formerly president, chief executive officer and director of the Company, is also the president and a director of Royalstar. Mr. Ken Berry, formerly secretary and a director of the Company, was also a director of Royalstar. As of December 31, 1996, Royalstar owned an aggregate of 4,419,110 shares of Common Stock, representing approximately 49% of the Company's issued and outstanding Common Stock.

     During the years ended December 31, 1996 and 1995, Royalstar advanced the Company amounts of $2,315,529 and $460,402, respectively, for operating and other expenses incurred in connection with the Company's business. Of those amounts, $856,821 remained outstanding at December 31, 1996. In addition, on August 20, 1996, the Company issued 1,919,110 shares of Common Stock to Royalstar at a price of $1.00 per share, in conversion of all advances made by Royalstar through July 31, 1996.

     The Company also had an informal arrangement with Royalstar under which the Company paid a fixed allocation for the services of Mr. John Young, formerly president and chief executive officer of the Company, and Mr. Ken Berry, formerly secretary of the Company. The Company was charged $6,000 per month for the services of Mr. Young and $2,000 per month for the services of Mr. Berry. During the years ended December 31, 1996 and 1995, the Company was charged $86,000 and $40,000, respectively, under those arrangements. Mr. Young resigned his position as president of the Company on December 4, 1996 and Mr. Berry resigned effective September 30, 1996. Also during 1996 and 1995, the Company was charged $134,912 and $57,500, respectively, for office and staff support provided by Royalstar during the period of Mr. Young's tenure as president.

TSVLP and U.S. Gold Corporation

     Effective December 31, 1996, TSVLP converted its 300,000 shares of Preferred Stock into 1,750,000 shares of Common Stock of the Company pursuant to the terms of the Preferred Stock Designation, as amended by the parties. Effective December 19, 1996, U.S. Gold converted a receivable from the Company in the amount of $242,029 into 242,029 shares of the Company. As of December 19, 1996, U.S. Gold and TSVLP collectively own 2,287,547 shares of Common Stock, representing approximately 25.2 percent of the presently issued and outstanding voting stock. The Company understands that TSVLP and U.S. Gold have granted a proxy on its Common Stock to Globex along with a first right to purchase those shares, until August 30, 1997.

     At December 31, 1996 the Company has a $1,501,076 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Properties effective December 31, 1993. The Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. TSVLP has agreed to share its collateral position in the Company's 60% interest in the assets of the Tonkin Springs Project and interest in the Venture, pari passu, with Globex under the terms of an Intercreditor Agreement dated January 16, 1997. During the years ended December 31, 1996 and 1995, TSVLP was paid $450,844 and $1,298,080, respectively, under the Note.

     The Company has a month-to-month agreement with U.S. Gold, the parent of TSVLP, to provide the Company with secretarial and administrative assistance, for $1,850 per month totaling $22,200 during both 1996 and 1995. The Company also contracts for consulting services from certain employees of U.S. Gold on an as-needed basis. The Company accrued an aggregate of $199,944 during 1996 and $107,426 in 1995 pursuant to this arrangement. As noted above, effective December 19, 1996, U.S. Gold converted $242,029 owed by the Company under these arrangements into 242,029 shares of common Stock at $1.00 per share.

Globex Mining Enterprises Inc.

     During the year ended December 31, 1996, the Company borrowed funds from Globex, a beneficial owner of the Company's Common Stock under the provisions of Rule 13(d) of the Securities and Exchange Act of 1934. Pursuant to the terms of a Loan Agreement executed between the parties, the Company borrowed an aggregate of $20,000 as of December 31, 1996. That amount was increased to $697,493 as of March 18, 1997. Such advances are secured by a first lien security interest on the Company's interest in the Project, and are due and payable in full on or before August 30, 1997.

Miscellaneous

     The Company entered into an agreement to pay $2,000 per month with a related party, MCM Capital Management, Inc. (MCM), for secretarial and management services for the Company in Colorado Springs, Colorado, which agreement was modified to $10,000 per month effective July 1, 1995, as well as out-of-pocket expenses incurred by MCM on behalf of the Company. MCM is a stockholder of the Company and Messrs. Bill Conrad and Raymond McElhaney, officers and directors of the Company, are also officers, directors and principal shareholders of MCM. The Company paid or accrued a total of $114,285 to MCM during 1996 and $106,362 in 1995 under this arrangement. Effective December 19, 1996, MCM converted $120,000 owed by the Company under these arrangements into 120,000 shares of common Stock at $1.00 per share.




                        (SPACE LEFT INTENTIONALLY BLANK)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

Exhibit No.
-----------

 3.1 Articles of Incorporation of the Company as filed December 10, 1993 with the Secretary of State of the State of Colorado (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 3.1).

 3.1.1 Certificate of Designation of Series A Convertible Preferred Shares (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 3.1.1).

 3.2 Bylaws (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 3.2).

*3.3     Form of Amendment to Bylaws effective as of December 6, 1996.

 4.1 Specimen certificate for Common Shares, $.0001 par value per share (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 4.1).

 10.1 Purchase and Sale Agreement between the Registrant and Tonkin Springs Venture Limited Partnership dated December 31, 1993 (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.1).

 10.2.1 Promissory Note with Tonkin Springs Venture Limited Partnership, dated December 31, 1993 (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.2).

 10.2.2 Form of Amended Promissory Note dated July 13, 1994 (incorporated by reference from the Registration Statement on Form SB-2 dated August 5, 1994 Exhibit 10.2.2).

 10.2.3 Form of Amended Promissory Note dated October 18, 1994, (incorporated by reference from the Report on Form 10-KSB for December 31, 1994,
         Exhibit 10.2.3).

 10.2.4 Form of Amended Promissory Note dated March 27, 1995, (incorporated by reference from the Report on Form 10-KSB for December 31, 1994, Exhibit 10.2.4).

 10.2.5 Form of Registration Rights Agreement dated March 27, 1995 with Tonkin Springs Venture Limited Partnership, (incorporated by reference from the Report on Form 10-KSB for December 31, 1994, Exhibit 10.2.5).

 10.3 Mining Venture Agreement with Tonkin Springs Venture Limited Partnership dated December 31, 1993 (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.3).

 10.4 Security Agreement with Tonkin Springs Venture Limited Partnership dated December 31, 1993 (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.4).

 10.5 Campbell/Simpson Mining Lease dated January 1, 1986 (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.5).

 10.6    Buffington  Mining  Lease  dated  August  10,  1986   (incorporated  by
         reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.6).

 10.7 Stock Option Plan (incorporated by reference from the Registration Statement on Form SB-2 dated April 29, 1994, Exhibit 10.7).

 10.8    Intentionally omitted.

 10.9 Bargain Grant and Sale Deed dated March 28, 1994 (incorporated by reference from the Registration Statement on Form SB-2 dated August 5, 1994, Exhibit 10.9).

10.10 Subscription Agreement between the Company and Royalstar dated June 22, 1995 (incorporated by reference from report on Form 8-K dated June 22, 1995, Exhibit 1).

10.11 Amended and Restated Secured Promissory Note dated June 22, 1995, (incorporated by reference from report on Form 8-K dated June 22, 1995, Exhibit 3).

10.12 Loan Agreement between the Company and Globex Mining Enterprises, Inc. dated January 16, 1997, (incorporated by reference from report on Form 8-K dated March 13, 1997).

*10.13 Deed of Trust, Security Agreement, Financing Statement and Assignment of Production and Proceeds Agreement between the Company and Globex Mining Enterprises, Inc. dated January 16, 1997.

*10.14 Intercreditor Agreement between the Company, Globex Mining Enterprises, Inc., Tonkin Springs Gold Mining Company and U.S. Gold Corporation, dated January 16, 1997.

10.15 Agreement and Plan of Merger between the Company and Globex Mining Enterprises, Inc. dated March 13, 1997, (incorporated by reference from report on Form 8-K dated March 13, 1997).

*11 Computation of Weighted Average Shares Outstanding Used in Earnings Per Share Calculations for the two years ended December 31, 1996.

 21 Subsidiaries of the Company (incorporated by reference from the Report on Form 10-KSB for December 31, 1994, Exhibit 21).

*23.1 Consent of Behre Dolbear and Company, Inc., to the incorporation by reference of their report dated April, 1996, Technical Audit of the Tonkin Springs Gold Property.

*23.2 Consent of Ore Reserves Engineering, to the incorporation by reference of the report dated October, 1996, Open-Pit Ore Reserve Estimates for the Tonkin Springs Project.


--------------------------

*        Filed herewith.
 --------------------------

         (b)      Reports on Form 8-K.
                  --------------------

          The Company filed a report on Form 8-K effective December 4, 1996, under Item 1., Change in Control of Registrant, related to the resignation of Mr. John Young, as president, chief executive officer, chairman and member of the board of directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLD CAPITAL CORPORATION


April 11, 1997                                  By /s/ Bill M. Conrad
                                                  ------------------------------
                                                  Bill M.Conrad, President,
                                                  and Chief Financial Officer

April 11, 1997
                                                 By /s/ Raymond E. McElhaney
                                                    ----------------------------
                                                    Raymond E. McElhaney,
                                                    Secretary and Treasurer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




April 11, 1997                               By /s/ Bill M. Conrad
                                               ---------------------------------
                                             Bill M. Conrad, President and
                                             Director


April 11, 1997                               By /s/ Raymond E. McElhaney
                                               ---------------------------------
                                             Raymond E. McElhaney, Secretary,
                                             Treasurer and Director



April 11, 1997                               By /s/ William W. Reid
                                               ---------------------------------
                                             William W. Reid, Director