Form 10QSB
period 1997-03-31
GOLD CAPITAL CORP /CO/
filed 1997-05-15
CIK 919626

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                        or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE EXCHANGE ACT

           For the transition period from                 to
                                          --------------      ---------------

                         Commission file number 0-24610

                            GOLD CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  COLORADO                                  84-1251798
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organiza                                Identification No.)


                         5525 Erindale Drive, Suite 201
                        Colorado Springs, Colorado 80918
                     --------------------------------------
                    (Address of principal executive offices)

                                 (719) 260-8509
                            ------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                              Outstanding as of May 12, 1997
 ------------------------------               -------------------------------

 Common Stock, $0.0001 par value                        9,073,653

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet
March 31, 1997 (unaudited)


ASSETS
CURRENT ASSETS, Cash                                               $    100,669

PROPERTY, PLANT AND EQUIPMENT
  Milling,  plant and production equipment                            7,234,110
  Buildings                                                           2,232,963
  Vehicles and trailers, net of depreciation                            148,560
  Property  development and mineral claim costs                       3,176,369
                                                                   ------------
                                                                     12,792,002
                                                                   ------------
OTHER ASSETS
  Prepaid royalties                                                     694,604
  Deposits                                                               42,097
                                                                   ------------
                                                                        736,701
                                                                   ------------
                                                                   $ 13,629,372
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    580,448
  Accrued interest-TSVLP                                                 28,065
  Note payable-TSVLP, current portion                                   550,000
  Advances payable-Royalstar Resources                                  874,796
  Note payable-Globex                                                   836,664
  Other obligations, net                                                135,864
                                                                   ------------
                                                                      3,005,837

NOTE PAYABLE-TSVLP, LONG-TERM                                           789,644
RECLAMATION RESERVE                                                   1,469,900
MINORITY INTEREST IN JOINT VENTURE                                    2,435,178
                                                                   ------------
                                                                      7,700,554
                                                                   ------------
STOCKHOLDERS' EQUITY
  Common stock $.0001 par value; 25,000,000 shares
    authorized; 9,073,653 shares issued and
    outstanding                                                             922

  Additional paid-in capital                                          9,973,741
  Deficit accumulated during development stage                       (4,045,850)
                                                                   ------------
                                                                      5,928,813
                                                                   ------------

                                                                   $ 13,629,372
                                                                   ============



          See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)



Consolidated Statement of Operations for the Three Month Periods Ended March 31, 1997 and 1996, and December 10, 1993 (inception) to March 31, 1997 (unaudited)


                                                                                               For the Period
                                          Three Months                Three Months             from December
                                              Ended                      Ended                   10, 1993
                                          March 31, 1997              March 31, 1996           (Inception) to
                                          --------------              --------------           March 31, 1997
                                                                                               --------------
Costs and expenses:

General and administrative                  $    69,022               $   111,703               $ 1,597,130

Property maintenance                            107,251                   212,072                 1,560,808

Write off of Argentina
  Mineral Claims                                   --                        --                     167,077

Interest expense, net                            68,054                    56,358                   720,835
                                            -----------               -----------               -----------

Net loss                                       (244,327)                 (380,133)               (4,045,850

Preferred stock dividend                           --                        --                     517,500
                                            -----------               -----------               -----------

Net loss applicable to
common shareholders                         $  (244,327)              $  (380,133)              $(4,563,350)
                                            ===========               ===========               ===========

Net loss per common share                   $     (0.03)              $     (0.08)
                                            ===========               ===========

Weighted average of
common shares outstanding                     9,073,653                 5,042,514
                                            ===========               ===========










                         See accompanying notes to consolidated financial statements.

                                                     3

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to March 31, 1997 (unaudited)


                                                                                                                          Deficit
                                              Common                                                                    Accumulated
                                    Stock   Subscribed    Preferred   Stock         Common      Stock     Additional       During
                                    -----   ----------   ---------   -----         ------      -----       Paid-In      Development
                                    Shares    Amount       Shares     Amount        Shares      Amount      Capital         Stage
                                    ------    ------       ------     ------        ------      ------      -------         -----

December 10, 1993
(Inception)                              -     $   -           -      $   -              -       $ -       $      -       $     -

Issuance of stock to
officers for cash,
December 22, 1993,
$.04/share                               -         -           -          -         300,000       30         11,970             -

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at
$10.00/share                             -         -      300,000      3,000              -        -      2,997,000             -

Common stock subscribed
by officers and affiliates,
$1.00/share                        200,000        20            -          -              -        -        199,980             -
                                  --------   -------     --------      -----      ---------      ---      ---------      --------

December 31, 1993                  200,000        20      300,000      3,000        300,000       30      3,208,950             0

Issuance of stock for cash,
$1.00/share                       (200,000)      (20)           -          -      1,350,000      135      1,134,285             -

Issuance of stock for cash,
$2.00/share                              -         -            -          -        248,396       25        483,499             -

Issuance of stock as dividend
on Series A Convertible
Preferred Stock, $2.11/share             -         -            -          -        127,702       13            (13)            -

Net loss                                 -         -            -          -              -        -              -      (556,360)
                                  --------   -------     --------      -----     ----------      ---      ---------      --------

December 31, 1994                        0         0      300,000      3,000      2,026,098      203      4,826,721      (556,360)

continued on next page

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to March 31, 1997, continued



                                                                                                                          Deficit
                                              Common                                                                    Accumulated
                                    Stock   Subscribed    Preferred   Stock         Common      Stock     Additional       During
                                    -----   ----------   ---------   -----         ------      -----       Paid-In      Development
                                    Shares    Amount       Shares     Amount        Shares      Amount      Capital         Stage
                                    ------    ------       ------     ------        ------      ------      -------         -----

Balance, December 31, 1994               0          0      300,000     3,000       2,026,098      203      4,826,721      (556,360)

Issuance of stock for cash,
$1.00/share (net of
issuance cost)                           -          -            -         -       2,776,100      278      2,770,822             -

Issuance of stock to short-term
lender, $1.00/share                      -          -            -         -           2,500        -          2,500             -

Exercise of stock option for
cash, $1.00/share                        -          -            -         -          75,000        8         74,992             -

Issuance of stock for legal fees,
$1.00/share                              -          -            -         -          15,000        1         14,999             -

Issuance of stock as dividend
on Series A Convertible
Preferred Stock, $1.67/share             -          -            -         -         147,816       15            (15)            -

Net loss                                 -          -            -         -               -        -              -    (1,638,830)
                                    ------     ------      -------    ------       ---------     ----     ----------   -----------

December 31, 1995                        0          0      300,000    $3,000       5,042,514     $505     $7,690,019   $(2,195,190)

Issuance of stock in
conversion of accounts
payable to affiliates,
$1.00/share                              -          -            -         -       2,281,139      242      2,280,897             -

Conversion of Preferred Stock
into Common Stock, $1.72/share           -          -     (300,000)   (3,000)      1,750,000      175          2,825             -

Net loss                                 -          -            -         -               -        -              -    (1,606,332)
                                    ------     ------      -------    ------       ---------     ----     ----------   -----------

December 31, 1996                        -      $   0            0    $    0       9,073,653     $922     $9,973,741   $(3,801,522)

continued on next page




GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to March 31, 1997, continued



                                                                                                                          Deficit
                                              Common                                                                    Accumulated
                                    Stock   Subscribed    Preferred   Stock         Common      Stock     Additional       During
                                    -----   ----------   ---------   -----         ------      -----       Paid-In      Development
                                    Shares    Amount       Shares     Amount        Shares      Amount      Capital         Stage
                                    ------    ------       ------     ------        ------      ------      -------         -----


Balance, December 31, 1996               -          -           -      $    -      9,073,653     $175     $9,973,741    $(3,801,522)

Net loss                                 -          -           -           -              -        -              -       (244,327)
                                    ------     ------       -----      ------      ---------     ----     ----------    -----------

Balance, March 31, 1997                  -     $    -           -      $    -      9,073,653     $175     $9,973,741    $ 4,045,850
                                    ======     =======      =====      ======      =========     ====     ==========    ===========








                                                See accompanying notes to consolidated financial statements.



                                                                               6

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


Consolidated Statements of Cash Flows (unaudited)

                                                                                                     For the Period from
                                                            For The Three         For The Three       December 10, 1993
                                                            Months Ended          Months Ended         (Inception) to
                                                              March 31,             March 31,             March 31,
                                                                1997                  1996                   1997
                                                             -----------           -----------           -----------
Cash flows from operating activities:
  Interest income                                            $       434           $       534           $    17,765
  Cash paid to suppliers                                        (537,789)             (534,989)           (2,787,037)
                                                             -----------           -----------           -----------
    Cash used in operating activities                           (537,355)             (534,446)           (2,769,272)


Cash flows from investing activities:
  Capital expenditures                                            (6,168)             (304,533)           (2,700,157)
  Sale of surplus equipment, net                                    --                    --                 630,000
  Investment in Argentina claims                                    --                    --                (167,077)
                                                             -----------           -----------           -----------
    Cash used in investing activities                             (6,168)             (304,533)           (2,237,234)


Cash flow from  financing  activities:
  Net advances from  Royalstar                                      --                 991,669             2,494,583
  Borrowings                                                     803,709                  --                 958,003
  Funding of bank overdraft                                         --                    --                (138,000)
  Cash received from sale of common stock                           --                    --               4,676,024)
  Obligations paid with common stock                                --                    --                (423,080)
  Principal payments on note payable                            (161,431)              (76,844)           (2,460,355)
                                                             -----------           -----------           -----------
    Cash provided by financing activities                        642,278               914,825             5,107,175


  Increase (decrease) in cash                                     98,755               (75,846)              100,669
  Cash, beginning                                                  1,914                11,028                  --
                                                             -----------           -----------           -----------

  Cash, ending                                               $   100,669           $    86,874           $   100,669
                                                             ===========           ===========           ===========
Reconciliation of net loss to cash used
in operating activities:
  Net loss                                                   $  (244,327)          $  (380,132)          $(4,045,849)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                                  4,641                 4,741                33,283
    Interest expense                                              63,629                36,118               724,780
    Expenses paid with common stock                                 --                    --                 514,293
    Write-off of investment in mineral claims                       --                    --                  70,789
    (Increase) decrease in other assets                         (166,780)                2,251              (765,143)
    Increase (decrease) in current liabilities                   (44,518)                 (699)              388,173
      related to operations
  Increase (decrease) in liabilities, long-term                 (150,000)             (196,725)              310,402
                                                             -----------           -----------           -----------

  Net cash used in operating activities                      $  (537,355)          $  (534,446)          $(2,769,272)
                                                             ===========           ===========           ===========




                                           See accompanying notes to consolidated financial statements.

                                                                               7


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)


GOLD CAPITAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

NOTE A --   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------   ------------------------------------------

Gold Capital Corporation (the "Company") was incorporated under the laws of the state of Colorado on December 10, 1993 to engage in development of gold mining projects. The Company's activities have been primarily limited to its formation, obtaining financing, acquisition of certain interests in mining properties and management of a mining joint venture. For the period from inception to March 31, 1997, the Company had no operations.

The balance sheet of the Company as of March 31, 1997, results of operations and the cash flows for the three month periods ended March 31, 1997 and 1996, and inception to March 31, 1997, and statement of stockholders' equity for the period from inception to March 31, 1997, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments consisting only of normal accruals in order to make the financial statements not misleading.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with the Company's consolidated financial statements for the period ended December 31, 1996 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission, as these financial statements omit certain information required by generally accepted accounting principles.

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

NOTE B  -  CONTINUED OPERATIONS AND RECOVERABILITY OF MINING PROPERTIES AND
           EQUIPMENT
--------------------------------------------------------------------------------

In connection with the merger agreement with Globex Mining Enterprises Inc. ("Globex"), a publicly traded corporation organized and existing under the laws of the Province of Quebec, Canada, discussed further below, Globex has agreed to fund the financial obligations of the Company pending completion of the Merger (the "Globex Loan"). Subject to the terms and conditions of the Globex Loan agreement between the parties, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Tonkin Springs Project, service the promissory note payable to U.S. Gold Corporation ("U.S. Gold") and pay other necessary and proper obligations and commitments of the Company. The Globex Loan accrues interest at 2% over prime, is secured by all the assets of the Company and is due on or before August 30, 1997. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement. Without continued funding from the Globex Loan or finding other sources of funding, the Company is not able to meet its current obligations nor to provide for development costs associated with future
obligations  and  operations   relating  to  the  Venture  and  other  corporate
objectives. Through March 31, 1997, the balance of borrowings and accrued interest under the Globex Loan is $836,664, including accrued interest of $12,995. As of May 5, 1997, the principal and accrued interest balance of the Globex Loan is approximately $955,864.

Note C  -  PROPOSED MERGER
------  -  ---------------

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

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)



Note C - PROPOSED MERGER (cont.)
--------------------------------

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

NOTE D  -  NOTE PAYABLE
------     ------------

At March 31, 1997 the Company has a $1,339,644 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Properties. The
Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance, with interest payments due at the end of each calendar year. Accrued interest for 1996 of $129,569 was paid January 16, 1997. Interest expense accrued related to the Note for the three months ended March 31, 1997 and 1996 were $28,065 and $36,118, respectively. TSVLP has agreed in conjunction with the Globex Loan, that monthly note payments commencing February 1, 1997 would continue at $50,000 per month until the earlier of August 1, 1997, or the completion of the Globex Merger, after which monthly payments under the Note would be subject to the existing terms of the Note.

The principal balance of $1,339,644 is payable as follows:

(1) Monthly installments of $50,000 per month until the Company has raised an aggregate of $4,000,000 in financing subsequent to June 22, 1995, or until the
Note is paid in full.

(2) Monthly installments of $75,000 subsequent to the Company raising an aggregate of $4,000,000 in new financing (approximately $3.8 million in new financing has been arranged through March 31, 1997).

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

The future annual minimum principal payments as of December 31, 1996 are as follows:

                      1997             $ 400,000
                      1998               600,000
                      1999               339,644
                                      ----------
                                      $1,339,644
                                      ==========

Note E  -  OTHER OBLIGATIONS
------     -----------------

On November 1, 1996, the Company received funds in the amount of $185,350 (Canadian $250,000) from Sea Gull Leasing Ltd., a private company (the "Sea Gull Obligation"). This transaction with Sea Gull was arranged on behalf of the Company by its former president and chief executive officer, Mr. John Young, who resigned all his positions with the Company effective December 4, 1996. On November 1, 1996, the Company disbursed $74,140 (Canadian $100,000) of the Sea Gull proceeds directly to Attwood Gold Corporation ("Attwood"). In addition to the funds directly received by the Company from Sea Gull, a payment of $20,284 by Sea Gull directly to a vendor of the Venture was made on behalf of the Company. No note or other documentation exists related to the Sea Gull
Obligation. Sea Gull has initiated legal actions to recover $205,634 plus interest and costs from the Company. Royalstar provided the Company a written but conditional commitment of indemnity dated January 14, 1997, concerning and related to the Sea Gull Obligation (the "Indemnity"). The Company has given Royalstar notice that it intends to invoke the Indemnity with regard to the legal action initiated by Sea Gull and has further requested Royalstar and Attwood to resolve the claim. The Company intends to defend this action vigorously but has included the Sea Gull Obligation, reduced by the claim of the Company against Attwood, on the balance sheet as of March 31, 1997 in Other obligations, net.

In addition, there are a number of creditors who are owned monies by the Company which creditors could bring various legal actions against the Company and the Tonkin Springs Project Joint Venture, some of which could involve the filing of liens.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Plan of Operation. The plan of operation of Gold Capital Corporation (the "Company") for the current year is to obtain sufficient capital to recommence production of gold at its Tonkin Springs Project. Management believes that the Company has conducted sufficient testing to warrant commencement of efforts to produce gold at the Project. To that end, efforts were undertaken during late 1996 to commence construction of the asphalt pad necessary to begin bio-oxidation of the sulfide ore. The Company also commissioned preparation of a technical audit of plans to commence production. However, the Company's immediate efforts to commence production were curtailed in late 1996, with the cessation of funding from its largest shareholder, Royalstar Resources Ltd. Further efforts to commence production may be modified as the result of the proposed Merger with Globex.


     Effective March 13, 1997, the Company and Globex executed the Merger Agreement which, if successfully concluded, would result in the Company becoming a wholly-owned subsidiary of Globex. The Merger is subject to a number of contingencies, including approval by the Company's shareholders and continuing due diligence. Pending completion of the Merger, management is unable to predict with any degree of certainty a specific plan with regard to development of the Project.

     Management of the Company has been advised that if the Merger is completed, Globex intends to conduct additional development at the Project prior to further efforts to commence production. Due to a lack of available working capital, the Company has been unable to continue efforts directed to commencement of production. As a consequence, all efforts are currently directed to completion of the Merger.

     Liquidity and Capital Resources. During the three (3) months ended March 31, 1997, the Company relied entirely upon advances from Globex for necessary working capital. Under a Loan Agreement dated January 16, 1997 executed in connection with the Merger negotiations, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Project, service the promissory note payable to TSVLP and pay other necessary and proper obligations and commitments of the Company. As of March 31, 1997, the Company had borrowed $836,664 from Globex under this arrangement. As of May 5, 1997, such amount has increased to $955,864, including all accrued interest. The Globex loan accrues interest at two percent (2%) over prime, is due and payable on or before August 30, 1997 and is secured by all of the assets of the Company. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement.

     On March 31, 1997, the Company had negative working capital of approximately $2,905,168, consisting of current assets of $100,669 and current liabilities of $3,005,837. The primary components of the Company's current liabilities are the promissory note and accrued interest payable to TSVLP ($550,000), accounts payable to creditors ($608,513, primarily related to vendors and contractors for the Project), advances from Royalstar ($874,796) and the Globex Loan with a balance of $836,664 at March 31, 1997. If the Merger is completed, it is anticipated such obligations will be funded by Globex. If the Merger is not completed or Globex decides to terminate funding under the Loan Agreement, the Company would be forced to pursue other sources of financing, of which there is no assurance. Historically, the Company has relied on private and public equity financings and advances from Royalstar for its working capital. Until efforts to complete the Merger are completed, it is unlikely that any additional sources of financing will be available.

     In addition to start-up and other capital costs associated with recommencement of operations at the Project, the Company will require capital for ongoing operating expenses, debt service and general administrative expenses. Total capital required including recommencement of operations at the Project, debt repayment and additional working capital needs total approximately $10,000,000. The ability of the Company to continue operations as a going concern is dependent upon its success in competing the Merger or obtaining additional capital to pay its obligations and develop its properties to commence production and ultimately, achieving profitable operations.

     Under the Mining Venture Agreement between the Company and TSVLP, the Company is responsible for funding of all holding, administrative, development and other costs associated with the Venture until commencement of commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6,000,000, from a preferential distributions from net cash flow, entitling the Company to receive eighty four percent (84%) of net cash flow from

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

the Venture prior to payback. Through March 31, 1997, the Company has advanced approximately $4,069,000 of recoupable costs to the Venture. After recovery of recoupable costs, cash flow will be distributed to the Company and TSVLP in proportion to their interest in the Venture.

     Subject to the completion of the Merger, TSVLP and the Company have agreed to modify the Joint Venture Agreement. These proposed modifications include, but are not limited to, an increase in the recoupable amount to $8,050,000.

     Results of Operations. For the three month period ended March 31, 1997, the Company recorded a net loss of $244,327 or $(0.03) per share, compared to a net loss of $380,133 or $0.08 per share for the corresponding three month period of 1996. The Company had no operating revenues as the Tonkin Springs Properties are not in production. General and administrative expenses totaled $69,022 for 1997 compared with $111,703 in 1996, reflecting lower levels of allocated staff costs from Royalstar. Interest expense for 1997 totaled $68,054 compared to $56,358 for 1996, reflecting increased debt under the Royalstar Advances and the Globex Loan, partially offset by the reduced balance outstanding under the TSVLP Note during the 1997 period. During the three months ended March 31, 1997, $107,251 in property maintenance costs at the Tonkin Springs Project were expensed compared to $212,072 for the corresponding three month period of 1996, reflecting lower levels of activity during the 1997 period as a result of limited financial resources available. Since inception (December 10, 1993), the Company has incurred $4,045,849 in losses.

     The Company was also credited with approximately $344,000 of Tonkin Springs net recoupable costs for the three months ended March 31, 1997 bringing the balance of net recoupable costs total approximately $4,045,849 as of that date. The Company anticipates that it will continue to incur losses until such time, if ever, that it obtains sufficient working capital to commence operations of the Tonkin Springs Project. Net cash used in operations amounted to $537,355 for the three month period ended March 31, 1997, compared to $534,446 for the same period of 1996.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In certain legal proceedings first reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company filed an Answer to a Complaint commencing a civil action. Sea Gull Leasing Ltd. and Budget Rent-A-Car Ltd. v. Gold Capital Corporation is a civil action currently pending in the Arapahoe County District Court, State of Colorado, Case No. 97CV921. The Complaint seeks damages from the Company for money allegedly advanced under a loan agreement with the two Plaintiff entities. On May 8, 1997, the Company filed an Answer to the Complaint, denying the material allegations thereof and raising certain affirmative defenses. The Company intends to vigorously defend this action and may file claims against third parties which the Company believes may be responsible for all or a portion of the damages claimed by the Plaintiffs.

ITEM 2. No report required.

ITEM 3. No report required.

ITEM 4. No report required.

ITEM 5. No report required.

ITEM 6.a   Exhibits:
           (i) Exhibit 11 - Statement of Computation of Weighted Average Shares Outstanding.

ITEM              6.b Reports on Form 8-K.  Effective  March 13,  1997,  Item 1.
                  Change in Control of Registrant reporting the execution by the Company of the merger agreement with Globex Mining Enterprises Inc.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GOLD CAPITAL CORPORATION



May 15, 1997                                      By /s/ Bill M. Conrad
                                                  -----------------------------
                                                  Bill M. Conrad, President and
                                                  Chief Financial Officer