Form 10QSB
period 1997-06-30
GOLD CAPITAL CORP /CO/
filed 1997-08-14
CIK 919626

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 1997
                                                        or
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE EXCHANGE ACT

                For the transition period from               to
                                               -----------       -----------
                Commission file number  0-24610
                                        ------------------------------------

                            GOLD CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                              84-1251798
 --------------------------------                           ------------------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)

                         5525 Erindale Drive, Suite 201
                        Colorado Springs, Colorado 80918
                     --------------------------------------
                    (Address of principal executive offices)

                                 (719) 260-8509
                            -------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X          No
                                       ----           ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                Outstanding as of August 11, 1997
  --------------------------                  ---------------------------------

Common Stock, $0.0001 par value                            9,073,653

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet
June 30, 1997 (unaudited)


ASSETS
CURRENT ASSETS, Cash                                               $     48,647

PROPERTY, PLANT AND EQUIPMENT
  Milling, plant and production equipment                             7,234,110
  Buildings                                                           2,232,963
  Vehicles and trailers, net of depreciation                            145,005
  Property development and mineral claim costs                        3,202,727
                                                                   ------------
                                                                     12,814,805
                                                                   ------------
OTHER ASSETS
  Prepaid royalties                                                     694,604
  Deposits                                                               42,541
                                                                   ------------
                                                                        737,145
                                                                   ------------

                                                                   $ 13,600,597
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    560,507
  Accrued interest-TSVLP                                                 52,246
  Note payable-TSVLP, current portion                                   550,000
  Advances payable-Royalstar Resources                                  893,474
  Note payable-Globex                                                 1,198,248
  Other obligations, net                                                140,295
                                                                   ------------
                                                                      3,394,770


NOTE PAYABLE-TSVLP, LONG-TERM                                           639,644
RECLAMATION RESERVE                                                   1,469,900
MINORITY INTEREST IN JOINT VENTURE                                    2,435,178
                                                                   ------------
                                                                      7,939,492
                                                                   ------------

STOCKHOLDERS' EQUITY
  Common stock $.0001 par value; 25,000,000 shares
    authorized; 9,073,653 shares issued and
    outstanding                                                             922
  Additional paid-in capital                                          9,973,741
  Deficit accumulated during development stage                       (4,313,558)
                                                                   ------------
                                                                      5,661,105
                                                                   ------------

                                                                   $ 13,600,597
                                                                   ============


          See accompanying notes to consolidated financial statements.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Operations for the Three and Six Month Periods Ended June 30, 1997 and 1996, and December 10, 1993 (inception) to June 30, 1997 (unaudited)

                                                                                                         For the
                                                                                                       Period from
                                                                                                        December
                                   Three Months Ended                    Six Months Ended              10, 1993 to
                                 June 30,        June 30,           June 30,          June 30,           June 30,
                                  1997             1996               1997              1996              1997
                               ----------       -----------        ----------        ----------        ----------

Costs and expenses:
  General and
   administrative              $   99,855        $  168,927        $  168,877        $  280,630        $1,696,985
  Property maintenance             93,287           177,354           200,538           389,426         1,654,095
  Write off of mineral
   claims                            --                --                --                --             167,077
  Interest expense, net            74,567            68,351           142,621           124,709           795,401
                               ----------        ----------        ----------        ----------        ----------

Net loss                       $  267,709        $  414,632        $  512,036        $  794,765        $4,313,558
                               ==========        ==========        ==========        ==========        ==========

Preferred stock dividend             --                --                --                --             517,500
                               ----------        ----------        ----------        ----------        ----------

Net loss applicable to
common shareholders            $  267,709        $  414,632        $  512,036        $  794,765        $4,831,058
                               ==========        ==========        ==========        ==========        ==========

Net loss per common
share                          $     0.03        $     0.09        $     0.06        $     0.16
                               ==========        ==========        ==========        ==========

Weighted average of
common shares
outstanding                     9,073,653         5,042,514         9,073,653         5,042,514
                               ==========        ==========        ==========        ==========






                            See accompanying notes to consolidated financial statements.

                                                          3


GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to June 30, 1997 (unaudited)

                                                                                                                         Deficit
                                                                                                                      Accumulated
                             Common Stock Subscribed      Preferred Stock            Common Stock      Additional       During
                             -----------------------     -----------------         ----------------      Paid-In      Development
                               Shares      Amount        Shares     Amount         Shares    Amount      Capital         Stage
                              -------     -------        ------     ------         ------    ------      -------         ------

December 10, 1993
(Inception)                      --      $   --             --     $    --            --     $   --     $      --      $      --

Issuance of stock to
officers for cash,
December 22, 1993,
$.04/share                       --          --             --          --         300,000         30        11,970           --

Issuance of Series A
Convertible Preferred
Stock for mining
properties, at
$10.00/share                     --          --          300,000       3,000          --         --       2,997,000           --

Common stock subscribed
by officers and
affiliates, $1.00/share       200,000          20           --          --            --         --         199,980           --
                          -----------    --------    -----------   ---------   -----------   --------   -----------    -----------

December 31, 1993             200,000    $     20        300,000   $   3,000       300,000   $     30   $ 3,208,950     $        0

Issuance of stock
for cash, $1.00/share        (200,000)        (20)          --          --       1,350,000        135     1,134,285           --

Issuance of stock
for cash, $2.00/share            --          --             --          --         248,396         25       483,499           --

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $2.11/share               --          --             --          --         127,702         13           (13)          --

Net loss                         --          --             --          --            --         --            --         (556,360)
                          -----------    --------    -----------   ---------   -----------   --------   -----------    -----------

December 31, 1994                   0    $     0        300,000    $   3,000     2,026,098   $    203   $ 4,826,721    $  (556,360)


continued on next page



GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to June 30, 1997, continued


                                                                                                                         Deficit
                                                                                                                      Accumulated
                             Common  Stock Subscribed      Preferred Stock           Common Stock       Additional       During
                             ------------------------    -------------------       -----------------      Paid-In      Development
                               Shares      Amount        Shares       Amount       Shares     Amount      Capital         Stage
                              -------     -------        ------       ------       ------     ------      -------         ------


Balance, December 31, 1994           0          0       300,000          3,000    2,026,098  $   203     $4,826,721      $(556,360)

Issuance of stock for cash,
$1.00/share (net of
issuance cost)                    --         --            --             --      2,776,100      278     2,770,822           --

Issuance of stock to
short-term lender,
$1.00/share                       --         --            --             --          2,500     --           2,500           --

Exercise of stock option
for cash, $1.00/share             --         --            --             --         75,000        8        74,992           --

Issuance of stock for
legal fees, $1.00/share           --         --            --             --         15,000        1        14,999           --

Issuance of stock as
dividend on Series A
Convertible Preferred
Stock, $1.67/share                --         --            --             --        147,816       15           (15)          --

Net loss                          --         --            --             --           --       --            --       (1,638,830)
                              --------   --------   -----------    -----------  -----------  -------   -----------    -----------

December 31, 1995                    0   $      0       300,000    $     3,000    5,042,514  $   505   $ 7,690,019    $(2,195,190)

Issuance of stock in
conversion of accounts
payable to affiliates,
$1.00/share                       --         --            --             --      2,281,139      242     2,280,897           --

Conversion of Preferred
Stock into Common Stock,
$1.72/share                       --         --        (300,000)        (3,000)   1,750,000      175         2,825           --

Net loss                          --         --            --             --           --       --            --       (1,606,332)
                              --------   --------   -----------    -----------  -----------  -------   -----------    -----------

December 31, 1996                 --     $      0             0    $         0    9,073,653  $   922   $ 9,973,741    $(3,801,522)


continued on next page




GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity
From December 10, 1993 (Inception) to June 30, 1997, continued


                                                                                                                        Deficit
                                                                                                                      Accumulated
                            Common Stock Subscribed     Preferred Stock           Common Stock       Additional       During
                            -----------------------  -------------------       -------------------       Paid-In      Development
                               Shares    Amount      Shares       Amount       Shares       Amount       Capital         Stage
                              -------   -------      ------       ------       ------       ------       -------         ------

Balance, December 31, 1996        --       --          --     $      --       9,073,653   $       175   $ 9,973,741   $(3,801,522)

Net loss                          --       --          --            --            --            --            --        (512,036)
                               -----    ------   ----------   -----------   -----------   -----------   -----------   -----------

Balance, June 30, 1997            --    $  --          --     $      --       9,073,653   $       175   $ 9,973,741   $ 4,313,558
                               ======   ======   ==========   ===========   ===========   ===========   ===========   ===========







                                      See accompanying notes to consolidated financial statements.



                                                                6


GOLD  CAPITAL   CORPORATION   AND  SUBSIDIARY
(A  Development   Stage  Company)
Consolidated Statements of Cash Flows (unaudited)


                                                                                           For the Period from
                                                         For The Six        For the Six     December 10, 1993
                                                         Months Ended       Months Ended     (Inception) to
                                                         June 30,             June 30,          June 30,
                                                             1997              1996              1997
                                                         ------------         ------            ------
Cash flows from operating activities:
  Interest income                                        $       881       $       543       $    18,212
  Cash paid to suppliers                                    (808,437)         (534,989)       (3,057,685)
                                                         -----------       -----------       ------------
    Cash used in operating activities                       (807,556)         (534,446)       (3,039,473)

Cash flows from investing activities:
  Capital expenditures                                       (32,527)         (304,533)       (2,726,516)
  Sale of surplus equipment, net                                --                --             630,000
  Investment in Argentina claims                                --                --            (167,077)
                                                         -----------       -----------       ------------
    Cash used in investing activities                        (32,527)         (304,533)       (2,263,593)

Cash flow from financing activities:
  Net advances from Royalstar                                   --             991,669         2,494,583
  Borrowings                                               1,198,248              --           1,352,542
  Funding of bank overdraft                                     --                --            (138,000)
  Cash received from sale of common stock                       --                --           4,676,024
  Obligations paid with common stock                            --                --            (423,080)
  Principal payments on note payable                        (311,432)          (76,844)       (2,610,356)
                                                         -----------       -----------       ------------
    Cash provided by financing activities                    886,816           914,825         5,351,713

Increase (decrease) in cash                                   46,733            75,846            48,647
Cash, beginning                                                1,914            11,028              --
                                                         -----------       -----------       ------------

Cash, ending                                             $    48,647       $    86,874       $    48,647
                                                         ===========       ===========       ============

Reconciliation of net loss to cash used
in operating activities:
  Net loss                                               $  (512,035)      $  (380,132)      $(4,313,557)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                              8,196             4,741            36,838
    Interest expense                                         142,621            36,118           803,772
    Expenses paid with common stock                             --                --             514,293
    Write-off of investment in mineral claims                   --                --              70,789
    (Increase) decrease in other assets                     (166,780)            2,251          (765,143)
   Increase (decrease) in current liabilities                 19,561              (699)          452,252
      related to operations
    Increase (decrease) in liabilities, long-term           (300,000)         (196,725)          143,071
                                                         -----------       -----------       ------------

Net cash used in operating activities                    $  (808,437)      $  (534,446)      $(3,057,685)
                                                         ===========       ===========       ============


                                 See accompanying notes to consolidated financial statements.


                                                               7

         GOLD CAPITAL CORPORATION AND SUBSIDIARY
         (A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------    ------------------------------------------

Gold Capital Corporation (the "Company") was incorporated under the laws of the state of Colorado on December 10, 1993 to engage in development of gold mining projects. The consolidated financial statements of the Company include the accounts of the Company and 100% of the assets and liabilities of the Tonkin Springs Project Joint Venture (the "Venture") of which the Company holds a 60% interest and is the manager. The Company's activities have been primarily limited to its formation, obtaining financing, acquisition of its interest in the Tonkin Springs Project mining properties and management of the Venture. For the period from inception to June 30, 1997, the Company had no revenue.

The balance sheet of the Company as of June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six month periods ended June 30, 1997 and 1996, and inception to June 30, 1997, have not been examined by independent certified public accountants. However, in the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments consisting only of normal accruals in order to make the financial statements not misleading.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements for the period ended December 31, 1996 included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission, as these financial statements omit certain information required by generally accepted accounting principles.

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

NOTE B   CONTINUED OPERATIONS AND RECOVERABILITY OF MINING PROPERTIES AND
------   ----------------------------------------------------------------
EQUIPMENT
---------

In connection with the merger agreement with Globex Mining Enterprises Inc. ("Globex"), a publicly traded corporation organized and existing under the laws of the Province of Quebec, Canada, discussed further below, Globex has agreed to fund the financial obligations of the Company pending completion of the Merger (the "Globex Loan"). Subject to the terms and conditions of the Globex Loan agreement between the parties, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Tonkin Springs Project, service the promissory note payable to U.S. Gold Corporation ("U.S. Gold") and pay other necessary and proper obligations and commitments of the Company. The Globex Loan accrues interest at 2% over prime, is secured by all the assets of the Company and is due on or before August 30, 1997. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement. Without continued funding from the Globex Loan or finding other sources of funding, the Company is not able to meet its current obligations nor to provide for development costs associated with future obligations and operations relating to the Venture and other corporate objectives. Through June 30, 1997, the balance of borrowings and accrued interest under the Globex Loan is $1,198,248, including accrued interest of $38,234. As of August 1, 1997, the principal and accrued interest balance of the Globex Loan is approximately $1,414,800.

Note C    PROPOSED MERGER
------    ---------------

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

Effective on July 24, 1997, Globex reported that it had closed Cdn. $15,892,650 in a financing of 3,531,700 Special Warrants at a price of Cdn. $4.50 per Special Warrant. Each Special Warrant will be exercisable into 1 common share of Globex. The financing was arranged through Bunting Warberg Inc., acting as agent. The funds were placed into escrow pending completion of the Merger. In addition, Globex reported that it has amended certain terms of its agreement with Royalstar whereby approximately Cdn. $2,100,000 of the original cash obligations to Royalstar will be satisfied by the issuance of common shares of Globex at a price of Cdn. $4.50 per common share. The consummation of the Merger is subject to shareholder approval and other conditions precedent. The respective Boards of Directors of the Company and Globex intend to proceed promptly and use their reasonable best efforts to complete the Merger and Acquisition.

NOTE D    NOTE PAYABLE
------    ------------

At June 30, 1997 the Company has a $1,189,644 amended note payable (the "Note) to TSVLP as a result of its purchase of a 60% interest in the Tonkin Springs Properties (the "Properties"). The Note is collateralized by the Company's 60% interest in the Properties and the Venture and accrues interest at a fixed rate of 7.5% on the unpaid principal balance. Accrued interest for 1996 of $129,569 was paid January 16, 1997. Interest expense accrued related to the Note for the six months ended June 30, 1997 and 1996 were $52,607 and $71,853, respectively. TSVLP has agreed in conjunction with the Globex Loan, that monthly note payments commencing February 1, 1997 would continue at $50,000 per month until the earlier of August 1, 1997, or the completion of the Globex Merger, after which monthly payments under the Note would be subject to the existing terms of the Note.

------    -----------------------

The principal balance of $1,189,644 is payable as follows:

(1) Monthly installments of $50,000 per month until the Company has raised an aggregate of $4,000,000 in financing subsequent to June 22, 1995, or until the
Note is paid in full.

(2) Monthly installments of $75,000 subsequent to the Company raising an aggregate of $4,000,000 in new financing (approximately $4.1 million in new financing has been arranged through June 30, 1997).

The Company's obligations under the promissory note and certain of the Company's obligations under the Venture agreement are subject to a Security Agreement in favor of TSVLP, pursuant to which the Company has granted a security interest in the assets constituting its interest in the Project. The Company is in technical default in its performance as manager of the Venture. The inability of the Company to satisfy the terms of the Note and the Venture agreement in the future could, if not cured subsequent to written notice, cause the Company to forfeit its interest in the Project.

The future annual minimum principal payments under the Note as of June 30, 1997 are as follows:

                   1997                     $ 250,000
                   1998                       600,000
                   1999                       339,644
                                          -----------
                                           $1,189,644
                                           ==========


Note E    OTHER OBLIGATIONS
------    -----------------

On November 1, 1996, the Company received funds in the amount of $185,350 (Canadian $250,000) from Sea Gull Leasing Ltd., a private company (the "Sea Gull Obligation"). This transaction with Sea Gull was arranged on behalf of the Company by its former president and chief executive officer, Mr. John Young, who resigned all his positions with the Company effective December 4, 1996. On November 1, 1996, the Company disbursed $74,140 (Canadian $100,000) of the Sea Gull proceeds directly to Attwood Gold Corporation ("Attwood"). In addition to the funds directly received by the Company from Sea Gull, a payment of $20,284 by Sea Gull directly to a vendor of the Venture was made on behalf of the Company. No note or other documentation exists related to the Sea Gull
Obligation. Sea Gull has initiated legal actions to recover $205,634 plus interest and costs from the Company. Royalstar provided the Company a written but conditional commitment of indemnity dated January 14, 1997, concerning and related to the Sea Gull Obligation (the "Indemnity"). The Company has given Royalstar notice that it intends to invoke the Indemnity with regard to the legal action initiated by Sea Gull and has further requested Royalstar and Attwood to resolve the claim. The Company is defending this action vigorously but has included the Sea Gull Obligation, reduced by the claim of the Company against Attwood, on the balance sheet as of June 30, 1997 in Other obligations, net.

In addition, there are a number of creditors who are owed monies by the Company which creditors could bring various legal actions against the Company and the Tonkin Springs Project Joint Venture, some of which involve the filing of liens.

GOLD CAPITAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.
-----------------

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

Liquidity and Capital Resources.
--------------------------------

     During the six (6) months ended June 30, 1997, the Company relied entirely upon advances from Globex for necessary working capital. Under a Loan Agreement dated January 16, 1997 executed in connection with the Merger negotiations, Globex has agreed to make advances to the Company to maintain, preserve and protect the assets of the Project, service the promissory note payable to TSVLP and pay other necessary and proper obligations and commitments of the Company. As of June 30, 1997, the Company had borrowed $1,198,248 from Globex under this arrangement. As of August 1, 1997, such amount has increased to $1,414,800 including all accrued interest, the proceeds of which have been utilized for holding costs, debt repayment, costs in connection with the merger, and general and administrative expenses. The Globex loan accrues interest at two percent (2%) over prime, is due and payable on or before August 30, 1997 and is secured by all of the assets of the Company. Continued funding under the Globex Loan is subject to the right of Globex to accept or reject each funding request made by the Company, as well as the right of Globex to discontinue funding altogether. In that event, the Company has the right to terminate the Merger Agreement.

     As of June 30, 1997, the Company had negative working capital of approximately $3,346,123, consisting of current assets of $48,647 and current liabilities of $3,394,770. The primary components of the Company's current liabilities are the promissory note and accrued interest payable to TSVLP ($602,246), accounts payable to creditors ($560,507, primarily related to vendors and contractors for the Project), advances from Royalstar ($893,474) and the Globex Loan with a balance of $1,198,248 at June 30, 1997. If the Merger is completed, it is anticipated such obligations will be funded by Globex. If the Merger is not completed or Globex decides to terminate funding under the Loan Agreement, the Company would be forced to pursue other sources of financing, of which there is no assurance. Historically, the Company has relied on private and public equity financings and advances from Royalstar for its working capital. Until efforts to complete the Merger are completed, it is unlikely that any additional sources of financing will be available.

     In addition to start-up and other capital costs associated with recommencement of operations at the Project, the Company will require capital for ongoing operating expenses, debt service and general and administrative expenses including additional expenses in connection with the Merger. Total capital required as of June 30, 1997 including recommencement of operations at the Project, debt repayment and additional working capital needs total approximately $10,000,000. The ability of the Company to continue operations as a going concern is dependent upon its success in competing the Merger or obtaining additional capital to pay its obligations and develop its properties to commence production and ultimately, achieving profitable operations.

     Under the Mining Venture Agreement between the Company and TSVLP, the Company is responsible for funding of all holding, administrative, development and other costs associated with the Venture until commencement of commercial production is achieved. The Company is entitled to recoup such costs, up to a maximum of $6,000,000, from a preferential distributions from net cash flow, entitling the Company to receive eighty four percent (84%) of net cash flow from the Venture prior to payback. Through June 30, 1997, the Company has advanced approximately $4,179,000 of recoupable costs to the Venture. After recovery of recoupable costs, cash flow will be distributed to the Company and TSVLP in proportion to their interest in the Venture.

     Subject to the completion of the Merger, TSVLP and the Company have agreed to modify the Joint Venture Agreement. These proposed modifications include, but are not limited to, an increase in the recoupable amount to $11,250,000.

Results of Operations.
----------------------

     For the six month period ended June 30, 1997, the Company recorded a net loss of $512,036 or $(0.06) per share, compared to a net loss of $794,765 or $0.16 per share for the corresponding six month period of 1996. The Company had no operating revenues as the Tonkin Springs Properties are not in production. General and administrative expenses totaled $168,877 for the first six months of 1997 compared with $280,630 in 1996, reflecting lower levels of allocated staff costs from Royalstar. Interest expense for the first six months of 1997 totaled $142,621 compared to $124,798 for 1996, reflecting increased debt under the Royalstar Advances and the Globex Loan, partially offset by the reduced balance outstanding under the TSVLP Note during the 1997 period. During the six months ended June 30, 1997, $200,538 in property maintenance costs at the Tonkin Springs Project were expensed compared to $389,426 for the corresponding six month period of 1996, reflecting lower levels of activity during the 1997 period due to the limited financial resources available. Since inception (December 10, 1993), the Company has incurred $4,313,588 in losses.

     For the three month period ended June 30, 1997, the Company recorded a net loss of $267,709 or $(0.03) per share, compared to a net loss of $414,632 or $(0.09) per share for the corresponding three month period of 1996. General and administrative expenses totaled $99,855 for the first six months of 1997 compared with $168,927 in 1996, reflecting lower levels of allocated staff costs from Royalstar. Interest expense for 1997 totaled $74,567 compared to $68,351 for 1996, reflecting increased debt under the Royalstar Advances and the Globex Loan, partially offset by the reduced balance outstanding under the TSVLP Note during the 1997 period. During the three months ended June 30, 1997, $93,287 in property maintenance costs at the Tonkin Springs Project were expensed compared to $177,354 for the corresponding three month period of 1996, reflecting lower levels of activity during the 1997 period reflecting the limited financial resources available.

     The Company was also credited with approximately $454,000 of Tonkin Springs net recoupable costs for the six months ended June 30, 1997 bringing the balance of net recoupable costs total approximately $4,179,000 as of that date. The Company anticipates that it will continue to incur losses until such time, if ever, that it obtains sufficient working capital to commence operations of the Tonkin Springs Properties. Net cash used in operations amounted to $807,556 for the six month period ended June 30, 1997, compared to $534,446 for the same period of 1996.

                                     PART II

1.       No report required.
2.       No report required.
3.       No report required.
4.       No report required.
5.       No report required.
6.a      Exhibits:
         (i) Exhibit 11 - Statement of Computation of Weighted Average Shares Outstanding.
6.b      No report required.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD CAPITAL CORPORATION




August 10, 1997                         By /s/ Bill M. Conrad
                                          --------------------------------------
                                          Bill M. Conrad, President and Chief
                                          Financial Officer