Form 10QSB/A
period 1997-06-30
GOLD CAPITAL CORP /CO/
filed 1997-08-15
CIK 919626

FORM 10-QSB/A-1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                                         ===========       ===========       ============

Reconciliation of net loss to cash used
in operating activities:
  Net loss                                               $  (512,035)      $  (380,132)      $(4,313,557)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Amortization and depreciation                              8,196             4,741            36,838
    Interest expense                                         142,621            36,118           803,772
    Expenses paid with common stock                             --                --             514,293
    Write-off of investment in mineral claims                   --                --              70,789
    (Increase) decrease in other assets                     (166,780)            2,251          (765,143)
   Increase (decrease) in current liabilities                 20,442              (699)          453,133
      related to operations
    Increase (decrease) in liabilities, long-term           (300,000)         (196,725)          160,402
                                                         -----------       -----------       ------------

Net cash used in operating activities                    $  (807,556)      $  (534,446)      $(3,039,473)
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

                                         GOLD CAPITAL CORPORATION




August 15, 1997                         By /s/ Bill M. Conrad
                                          --------------------------------------
                                          Bill M. Conrad, President and Chief
                                          Financial Officer